Form 10-Q
period 1999-09-30
JUPITER COMMUNICATIONS INC
filed 1999-11-17
CIK 1091908

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 000-27537

                          JUPITER COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   13-4069996
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                                  627 BROADWAY
                            NEW YORK, NEW YORK 10012
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICER AND ZIP CODE)

                                 (212) 780-6060
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ ] Yes   [X] No

     As of November 15, 1999, there were 14,482,952 shares of the registrant's common stock outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          JUPITER COMMUNICATIONS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.        FINANCIAL INFORMATION
               Item 1.     Condensed Consolidated Financial Statements.................   2
                           Condensed Consolidated Balance Sheets at December 31, 1998
                           and September 30, 1999 (unaudited)..........................   2
                           Unaudited Condensed Consolidated Statements of Operations
                           for the three and nine months ended September 30, 1998 and
                           1999........................................................   3
                           Unaudited Condensed Consolidated Statements of Cash Flows
                           for the nine months ended September 30, 1998 and 1999.......   4
                           Notes to Unaudited Condensed Consolidated Financial
                           Statements..................................................   5
               Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...................................   10
               Item 3.     Qualitative and Quantitative Disclosures about Market
                           Risk........................................................   20
PART II.       OTHER INFORMATION
               Item 1.     Legal Proceedings...........................................   21
               Item 2.     Changes in Securities and Use of Proceeds...................   21
               Item 3.     Defaults Upon Senior Securities.............................   21
               Item 4.     Submission of Matters to a Vote of Security Holders.........   21
               Item 5.     Other Information...........................................   21
               Item 6.     Exhibits and Reports on Form 8-K............................   22
               Item 7.     Signatures..................................................   22

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   JUPITER COMMUNICATIONS, LLC AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                PRO FORMA
                                                                              PRO FORMA        AS ADJUSTED
                                                                           (SEE NOTE 1(C))   (SEE NOTE 1(C))
                                            DECEMBER 31,   SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                1998           1999             1999              1999
                                            ------------   -------------   ---------------   ---------------
                                                            (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...............  $   216,144     $ 3,420,233      $ 3,420,233       $65,963,621
  Accounts receivable, net................    4,579,856       9,325,727        9,325,727         9,325,727
  Prepaid expenses and other assets.......      797,168       3,142,100        3,142,100         3,142,100
                                            -----------     -----------      -----------       -----------
     Total current assets.................    5,593,168      15,888,060       15,888,060        78,431,448
Property and equipment, net...............    1,071,432       3,845,557        3,845,557         3,845,557
Goodwill and other intangible assets,
  net.....................................       54,791         987,415          987,415           987,415
Investment in Methodfive LLC..............       26,510              --               --                --
Security deposits.........................      121,120         241,494          241,494           241,494
                                            -----------     -----------      -----------       -----------
     Total assets.........................  $ 6,867,021     $20,962,526      $20,962,526       $83,505,914
                                            ===========     ===========      ===========       ===========
LIABILITIES AND STOCKHOLDERS'/ MEMBER'S
  DEFICIENCY
Current liabilities:
  Accounts payable........................  $ 1,241,618     $ 2,470,990      $ 2,470,990       $ 2,470,990
  Accrued expenses........................      208,843       1,216,754        1,216,754         1,216,754
  Accrued compensation....................      841,624       1,738,537        1,738,537         1,738,537
  Deferred revenue........................    6,677,233      15,559,865       15,559,865        15,559,865
                                            -----------     -----------      -----------       -----------
     Total current liabilities............    8,969,318      20,986,146       20,986,146        20,986,146
Deferred rent.............................       26,477         189,476          189,476           189,476
Common stock, $0.001 par value:
  100,000,000 shares authorized on a pro
  forma basis, 11,035,335 shares
  outstanding on a pro forma basis, and
  14,294,085 shares outstanding on a pro
  forma, as adjusted, basis...............           --              --           11,035            14,294
Additional paid-in capital................    3,506,265       5,306,001          318,218        62,858,347
Deferred compensation.....................           --        (540,877)        (540,877)         (540,877)
Accumulated deficit.......................   (5,635,039)     (4,976,748)              --                --
Accumulated other comprehensive loss......           --          (1,472)          (1,472)           (1,472)
                                            -----------     -----------      -----------       -----------
Total stockholders'/members' deficiency...   (2,128,774)       (213,096)        (213,096)       62,330,292
Commitments and contingencies.............           --              --               --                --
                                            -----------     -----------      -----------       -----------
     Total liabilities and
       stockholders'/members'
       deficiency.........................  $ 6,867,021     $20,962,526      $20,962,526       $83,505,914
                                            ===========     ===========      ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                   JUPITER COMMUNICATIONS, LLC AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                        --------------------------    --------------------------
                                           1998           1999           1998           1999
                                        -----------    -----------    -----------    -----------
                                               (UNAUDITED)                   (UNAUDITED)
Revenues:
Strategic Planning Services...........  $ 1,757,185    $ 6,385,050    $ 3,752,165    $14,551,339
  Conferences.........................    2,354,321      5,339,915      4,333,342      9,892,711
  Other...............................    1,013,855        946,605      2,952,900      2,627,328
                                        -----------    -----------    -----------    -----------
     Total revenues...................    5,125,361     12,671,570     11,038,407     27,071,378
Cost of services and fulfillment......    3,127,179      5,520,280      7,409,155     12,374,149
                                        -----------    -----------    -----------    -----------
     Gross profit.....................    1,998,182      7,151,290      3,629,252     14,697,229
Other operating expenses:
  Sales and marketing.................      841,602      3,133,782      2,155,032      7,141,861
  General and administrative
     expenses.........................    1,132,470      3,228,722      3,050,690      6,897,077
                                        -----------    -----------    -----------    -----------
     Total other operating expenses...    1,974,072      6,362,504      5,205,722     14,038,938
                                        -----------    -----------    -----------    -----------
     Net income (loss)................  $    24,110    $   788,786    $(1,576,470)   $   658,291
                                        ===========    ===========    ===========    ===========
Pro forma basic net income (loss) per
  common share........................  $        --    $      0.07    $     (0.15)   $      0.06
                                        ===========    ===========    ===========    ===========
Pro forma weighted average common
  shares outstanding..................   10,318,359     10,963,335     10,318,359     10,589,015
                                        ===========    ===========    ===========    ===========
Pro forma diluted net income per
  common share........................  $        --    $      0.06    $     (0.15)   $      0.05
                                        ===========    ===========    ===========    ===========
Pro forma adjusted weighted average
  common shares outstanding...........   11,187,394     13,022,902     10,318,359     12,151,781
                                        ===========    ===========    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                   JUPITER COMMUNICATIONS, LLC AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
Net income (loss)...........................................  $(1,576,470)   $   658,291
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Equity loss from investment in Methodfive LLC..........       16,674         26,510
     Depreciation and amortization..........................      145,059        582,570
     Provision for allowance for doubtful accounts..........         (208)        37,673
     Amortization of deferred compensation..................           --         36,059
     Changes in operating assets and liabilities, net of
      effect of acquisition:
       Increase in accounts receivable......................     (999,739)    (4,783,264)
       Increase in prepaid expenses and other assets........     (549,521)    (2,312,110)
       Increase in security deposits........................      (79,590)      (120,374)
       Increase in accounts payable.........................      123,034      1,079,055
       Increase in accrued expenses.........................      902,387      1,837,762
       Increase in deferred revenue.........................    2,047,601      8,685,650
       Increase in deferred rent............................        6,723        162,999
                                                              -----------    -----------
          Net cash provided by operating activities.........       35,950      5,890,821
                                                              -----------    -----------
Cash flows from investing activities:
  Capital expenditures......................................     (498,587)    (3,273,258)
  Cash acquired in connection with acquisition, net.........           --        171,975
                                                              -----------    -----------
          Net cash used in investing activities.............     (498,587)    (3,101,283)
                                                              -----------    -----------
Cash flows from financing activities:
  Exercise of unit options..................................           --        414,500
                                                              -----------    -----------
          Net cash provided by financing activities.........           --        414,500
                                                              -----------    -----------
          (Decrease) increase in cash and cash
             equivalents....................................     (462,637)     3,204,038
                                                              -----------    -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................           --             51
Cash and cash equivalents at beginning of period............    1,614,050        216,144
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 1,151,413    $ 3,420,233
                                                              ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                   JUPITER COMMUNICATIONS, LLC AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Jupiter Communications, LLC (the "LLC") was organized on December 1, 1994 as a New York limited liability company. On October 8, 1999, the LLC was merged with and into Jupiter Communications, Inc., a Delaware corporation ("Jupiter" or the "Company") (see Note 4(a)). Jupiter is an internet commerce research firm that provides companies with comprehensive views of industry trends, forecasts and best practices. The Company's research services encompass Strategic Planning Services, conferences, newsletters, book-length studies, and custom research reports and provide clients and customers with focused research and strategic planning support as they develop interactive products and services.

  (b) Unaudited Interim Condensed Consolidated Financial Information

     The unaudited interim condensed consolidated financial statements of the Company as of September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited financial statements.

     The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. For further information, refer to the financial statements and notes thereto which are included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in October 1999.

  (c) Unaudited Interim Condensed Consolidated Pro Forma Balance Sheet

     The accompanying pro forma balance sheet as of September 30, 1999 gives effect to the Company's reorganization from a limited liability company to a "C" corporation (see Note 1(j)) as though the reorganization had occurred as of September 30, 1999. The Company has determined that a deferred tax asset would result upon the reorganization to a "C" corporation. The deferred tax asset will not be presented as a pro forma adjustment because the Company would have provided for a valuation allowance since utilization of the deferred tax asset is uncertain based on the Company's history of net losses.

     The accompanying pro forma as adjusted balance sheet as of September 30, 1999 gives effect to the sale by the Company of 3,258,750 shares of common stock in connection with the Company's initial public offering (the "IPO") at a price of $21.00 per share (less underwriting discounts and estimated offering expenses) as though the IPO had occurred as of September 30, 1999.

  (d) Principles of Consolidation

     The Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 1999 include the accounts of the Company and the accounts of Intelligence SE AB ("Intelligence"), a Swedish research company, from July 31, 1999 (date of acquisition). The unaudited condensed consolidated financial statements for the prior year periods include only the accounts of Jupiter. All significant intercompany balances and transactions have been eliminated.

  (e) Foreign Currency Translation

     Revenues and expenses related to the Company's foreign subsidiary were translated at the average monthly exchange rates prevailing during the period. The assets and liabilities of the Company's foreign

                   JUPITER COMMUNICATIONS, LLC AND SUBSIDIARY subsidiary were translated into U.S. dollars at the rate of exchange at the consolidated balance sheet date. The resulting translation adjustment is reflected as a separate component of stockholders'/members' deficiency.

  (f) Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (g) Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are being amortized on a straight-line basis over their expected period of benefit ranging from four to five years. Goodwill and other intangible assets are stated net of total accumulated amortization of $95,209 and $159,236 at December 31, 1998 and September 30, 1999, respectively.

  (h) Revenue and Commission Expense Recognition

     Strategic Planning Services revenues are deferred and then reflected proportionally in operations over the term of the service period, which is generally up to one year. Conference revenues are reflected in operations when the conference occurs. Newsletter subscriptions are deferred and then reflected proportionally in operations over the term of the subscription, which is generally up to one year. Book-length studies and custom research are reflected in operations when the product is shipped.

     Deferred revenue is composed of prepaid Strategic Planning Services fees to be earned in the future over the term of the service period, prepaid conference sponsorship/exhibition fees to be earned from conferences held after the balance sheet date, and prepaid newsletter subscriptions to be earned in the future over the term of the subscriptions.

     The Company records prepaid commissions related to Strategic Planning Services upon the signing of the contract and amortizes this corresponding prepaid commission expense over the contract period in which the related revenues are earned and amortized into income.

  (i) Pro Forma Basic and Diluted Net Income (Loss) Per Common Share

     Pro forma basic net income (loss) per common share is computed by dividing net income (loss) by the pro forma weighted average number of common shares outstanding for the period. Pro forma diluted net income per common share is computed in the same manner except that the pro forma weighted average number of common shares assumes the exercise and conversion of certain options. Pro forma weighted average number of common shares gives effect to the Company's reorganization from a limited liability company to a "C" corporation as though the reorganization had occurred as of January 1, 1998. Net loss per share for the nine month period ended September 30, 1998 does not include the effect of approximately 1,790,206 unit options because their effect is anti-dilutive.

                   JUPITER COMMUNICATIONS, LLC AND SUBSIDIARY

     The following table sets forth the computation of pro forma net income
(loss) per common share (in thousands, except per share data):

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               1998       1999       1998       1999
                                              -------    -------    -------    -------
Pro forma basic net income (loss) per common
  share.....................................  $    --    $  0.07    $ (0.15)   $  0.06
                                              =======    =======    =======    =======
Pro forma diluted net income per common
share.......................................  $    --    $  0.06    $ (0.15)   $  0.05
                                              =======    =======    =======    =======
Net income (loss)...........................  $    24    $   788    $(1,576)   $   658
                                              =======    =======    =======    =======
Pro forma weighted average common shares
  outstanding...............................   10,318     10,963     10,318     10,589
Common stock equivalents:
  Unit options..............................      869      2,060         --      1,563
                                              -------    -------    -------    -------
Pro forma adjusted weighted average common
  shares outstanding........................   11,187     13,023     10,318     12,152
                                              =======    =======    =======    =======

  (j) Income Taxes

     On October 8, 1999 the LLC was merged with and into Jupiter and the Company was reorganized as a "C" corporation for tax purposes. Accordingly, income or loss attributed to the Company's operations prior to October 8, 1999 will be allocated to its members to be reported on their personal tax returns. As a result, Jupiter will not be able to offset future taxable income, if any, against losses incurred prior to October 8, 1999.

     As of October 8, 1999, income taxes will be accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

  (k) Concentration of Risk

     The Company's customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

     For the three and nine months ended September 30, 1998 and 1999, there were no customers that accounted for over 10% of revenues generated by the Company, or of gross accounts receivable at December 31, 1998 and September 30, 1999.

  (l) Recent Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1")

                   JUPITER COMMUNICATIONS, LLC AND SUBSIDIARY which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 will be effective for the Company's fiscal year ending December 31, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not expected to affect the Company as it currently does not engage or plan to engage in derivative instruments or hedging activities.

(2) ACQUISITION

  Intelligence SE AB

     On July 31, 1999, Jupiter acquired all of the stock of Intelligence, in exchange for 137,000 Class B (Non-Voting) units at an aggregate value of $808,300. The total purchase price for this transaction was approximately $863,500 which includes expenses incurred by the Company of approximately $55,200 related to the merger.

     Of the purchase price, $133,151 was allocated to net liabilities. The historical carrying amounts of such net liabilities approximated their fair values. The difference between the purchase price and the fair value of the acquired net liabilities of Intelligence was recorded as goodwill in the amount of $996,651 and is being amortized on a straight line basis over its estimated useful life of 4 years, the expected period of benefit.

(3) STOCKHOLDERS'/MEMBERS' DEFICIENCY

  Deferred Compensation

     The Company recorded deferred compensation of approximately $577,000, representing the difference between the exercise price of unit options granted in July 1999 and the fair value for accounting purposes of the underlying units at the date of grant, assuming a fair value of the Company's units on the date of grant of $11.00 per share. The $577,000 deferred compensation cost will be amortized over the vesting period of the options. During the three months ended September 30, 1999, the Company has amortized approximately $36,000 of the deferred compensation.

  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss as of September 30, 1999 is comprised of a loss of $1,472 related to the foreign currency translation adjustment of Intelligence which was acquired by the Company in July 1999.

     Comprehensive net income (loss) was $24,110 and ($1,576,470) for the three and nine months ended September 30, 1998, respectively and $787,314 and $656,819 for the three and nine months ended September 30, 1999, respectively.

(4) SUBSEQUENT EVENTS

  (a) Initial Public Offering

     On October 14, 1999, Jupiter completed its IPO which resulted in the sale by the Company of 3,258,750 shares of common stock at $21.00 per share. The Company's net proceeds from the IPO, after deducting

                   JUPITER COMMUNICATIONS, LLC AND SUBSIDIARY underwriting discounts and estimated offering expenses, were approximately $62.5 million. On October 8, 1999, prior to the completion of the IPO, the LLC was merged with and into Jupiter and the Company was reorganized as a "C" corporation for tax purposes. In connection with the merger, all of the members of the LLC exchanged their respective membership interests in the LLC for shares of Jupiter common stock.

  (b) Acquisition of New Media Holdings PTY Ltd.

     In October 1999, the Company acquired all of the stock of New Media Holdings PTY Ltd., an Australian research company, in exchange for 20,000 Class B (Non-Voting) units at an aggregate value of approximately $320,000.

  (c) Plug.in

     On November 2, 1999, the Company entered into an agreement with Andrew Rasiej, KnitMedia, Inc., a Delaware corporation, and Michael Dorf (collectively, the "Sellers"), pursuant to which the Company purchased substantially all of the Sellers' rights to a portion of the net profits from one of the annual conferences sponsored by the Company. The aggregate purchase price was $3.85 million, which was paid to the Sellers through the issuance of two $1.925 million zero-coupon convertible promissory notes. Each convertible promissory note provides for a maturity date of January 7, 2001 and allows the holder of each convertible promissory note to convert, at any time prior to the maturity date, all of the outstanding indebtedness into 55,000 shares of the Company's common stock. In addition, each convertible promissory note allows the Company, under certain circumstances, to convert all of the outstanding indebtedness into shares of the Company's common stock and for the holder, under certain circumstances, to redeem in cash all or a portion of the outstanding indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JUPITER SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. JUPITER'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT, AND IN OTHER REPORTS AND DOCUMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     We provide research on Internet commerce. Senior executives at our client companies utilize our research to make informed business decisions in a complex and rapidly changing Internet economy. Our research, which is focused solely on the Internet economy, provides our clients with comprehensive views of industry trends, forecasts and best practices. Our analysis, supported by proprietary data, emphasizes specific, actionable findings.

     Our revenues consist of Strategic Planning Services ("SPS"), conferences and other revenues. For the nine months ended September 30, 1999, SPS represented approximately 53.8% of our total revenues. SPS is a combination of proprietary written analysis, supporting data and access to our analysts. We typically bill clients annually in advance and deliver the products and services over the term of the contract. We also produce a wide range of conferences which offer senior executives the opportunity to hear first-hand the insights of our analysts and the leading decision makers in the Internet and technology industries. Conference revenues consist of revenues from individual attendees, sponsors, which display their logo in our conference program and/or host a reception, and exhibitors, which receive a booth to promote their companies. For the nine months ended September 30, 1999, conferences represented approximately 36.5% of our total revenues. Other revenues, which consist primarily of book-length studies, newsletters and custom research, represented approximately 9.7% of our total revenues for the nine months ended September 30, 1999.

     SPS contracts are renewable contracts, typically annual, and payable in advance. Accordingly, a substantial portion of our billings is initially recorded as deferred revenue and amortized into revenue over the term of the contract. Commission expense related to SPS is also initially deferred and amortized into expense over the contract period in which the related revenues are earned and amortized into income. Our contracts are non-cancelable and non-refundable. Billings attributable to our conferences and other products and services are initially recorded as deferred revenue and recognized upon the completion of the event or project.

     We have experienced rapid growth since our organization, and particularly since our decision in late 1996 to focus our business on SPS. Between 1995 and 1998, our total revenues have grown from $3.7 million to $14.8 million, a compound annual growth rate of 59.2%. For the nine months ended September 30, 1999, our revenues were $27.1 million, representing an increase of 145.3% over revenues of $11.0 million for the nine months ended September 30, 1998. The number of our SPS contracts has increased from 145 as of December 31, 1997 to 768 as of September 30, 1999. Our total contract value has increased from $2.5 million on December 31, 1997 to $28.4 million on September 30, 1999. We believe that total contract value is a meaningful measure of the volume of our business. Total contract value represents the annualized value of all outstanding SPS contracts without regard to the remaining duration of such contracts. Total contract value, however, does not necessarily correlate to deferred revenue. Deferred revenue represents unamortized revenue remaining on all outstanding and billed contracts. As of September 30, 1999, deferred revenue related to SPS contracts totaled $14.3 million, which was 50.2% of our total contract value as of such date.

     To date, a substantial portion of expiring SPS contracts have been renewed for an equal or higher amount. Approximately 75% of contracts expiring during the 12 months ended September 30, 1999 were renewed and approximately 96% of these contracts were renewed for an equal or larger dollar amount. With this high customer renewal rate, we believe we have a growing base of recurring revenues from SPS. However, this renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

     We have a highly diversified client base, including companies in the Internet, media, telecommunications, technology, financial services, retail, travel, consumer products and professional services industries. No client accounts for more than 2% of our total annual revenues.

     Cost of services and fulfillment represents the costs associated with production and delivery of our products and services, including the costs of salaries, bonuses and related benefits for our research and conference personnel, all associated editorial, travel and support services, and the costs of producing our conferences. Sales and marketing expenses include salaries, bonuses, employee benefits, travel expenses, promotional costs, sales commissions and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of our finance and technology groups and other administrative functions.

     We have recorded deferred compensation of approximately $577,000, representing the difference between the exercise price of unit options granted in July 1999 and the fair value for accounting purposes of the underlying units at the date of grant, assuming a fair value of our units on the date of grant of $11.00 per share. The $577,000 deferred compensation cost is being amortized over the vesting period of the options.

     We have incurred net losses since our formation. Our net loss was $613,000 in 1996, $2.3 million in 1997 and $2.1 million in 1998. We have net income of $658,000 for the nine months ended September 30, 1999. However, we expect to incur a net loss for the full year 1999. As of September 30, 1999, we had an accumulated deficit of $5.0 million. We expect to incur significant expenditures in the future associated with our domestic and international expansion strategies. In particular, we intend to continue to expand our research and sales personnel, and we intend to continue to invest in technology, leasehold improvements and the development of additional research practices and modules.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Revenues. Total revenues increased 147.2% to $12.7 million in the three months ended September 30, 1999 from $5.1 million in the three months ended September 30, 1998, and increased 145.3% to $27.1 million in the nine months ended September 30, 1999 from $11.0 million in the nine months ended September 30, 1998. SPS revenues increased 263.4% to $6.4 million in the three months ended September 30, 1999 from $1.8 million in the three months ended September 30, 1998, and increased 287.8% to $14.6 million in the nine months ended September 30, 1999 from $3.8 million in the nine months ended September 30, 1998. The increases are attributable primarily to an increase in the number of SPS contracts to 768 at September 30, 1999 from 281 at September 30, 1998 and an increase in average contract value to $37,000 at September 30, 1999 from $25,000 at September 30, 1998. These increases reflect an increase in the number of users at, and research services purchased by, our client companies. Total contract value increased to $28.4 million at September 30, 1999 from $7.1 million at September 30, 1998. The SPS deferred revenue related to the contract value at September 30, 1999 and September 30, 1998 was $14.3 million and $3.1 million, respectively.

     Conference revenues increased 126.8% to $5.3 million in the three months ended September 30, 1999 from $2.4 million in the three months ended September 30, 1998, and increased 128.3% to $9.9 million in the nine months ended September 30, 1999 from $4.3 million in the nine months ended September 30, 1998. These revenues reflect the results of three conferences in the three months ended September 30, 1999 and September 30, 1998, and seven conferences in the nine months ended September 30, 1998 versus eight conferences in the nine months ended September 30, 1999. The increases are attributable to an increase in attendee, sponsor and exhibitor revenues and the production of an additional conference in the nine months ended September 30, 1999.

     Other revenues decreased 6.6% to $947,000 in the three months ended September 30, 1999 from $1.0 million in the three months ended September 30, 1998, and decreased 11.0% to $2.6 million in the nine months ended September 30, 1999 from $3.0 million in the nine months ended September 30, 1998. These decreases reflect our decision to focus our business on SPS.

     Cost of Services and Fulfillment. Cost of services and fulfillment increased 76.5% to $5.5 million in the three months ended September 30, 1999 from $3.1 million in the three months ended September 30, 1998, and increased 67.0% to $12.4 million in the nine months ended September 30, 1999 from $7.4 million in the nine months ended September 30, 1998. The increases are attributable to the overall growth of our business, in particular the increased research staffing for new and existing research practices. Gross margin increased to 56.4% in the three months ended September 30, 1999 from 39.0% in the three months ended September 30, 1998, and increased to 54.3% in the nine months ended September 30, 1999 from 32.9% in the nine months ended September 30, 1998 because the growth in our client base and new business exceeded the growth in the cost of providing our research services and conferences.

     Sales and Marketing. Sales and marketing expenses increased 272.4% to $3.1 million in the three months ended September 30, 1999 from $842,000 in the three months ended September 30, 1998, and increased 231.4% to $7.1 million in the nine months ended September 30, 1999 from $2.2 million in the nine months ended September 30, 1998. As a percentage of total revenues, these expenses increased to 24.7% in the three months ended September 30, 1999 from 16.4% in the three months ended September 30, 1998, and to 26.4% in the nine months ended September 30, 1999 from 19.5% in the nine months ended September 30, 1998. The increases are primarily attributable to an increased number of sales personnel and the corresponding commission costs associated with increased revenues, as well as increased promotional costs for our SPS products.

     General and Administrative. General and administrative expenses increased 185.1% to $3.2 million in the three months ended September 30, 1999 from $1.1 million in the three months ended September 30, 1998, and increased 126.1% to $6.9 million in the nine months ended September 30, 1999 from $3.1 million in the nine months ended September 30, 1998. The increases were primarily attributable to increased personnel for the finance, human resources and operations areas, as well as costs associated with our new London office and higher costs for additional office space in New York, and higher costs for staff travel and professional fees. As a percentage of total revenues, these expenses increased to 25.5% in the three months ended September 30, 1999 from 22.1% in the three months ended September 30, 1998. This increase reflects the fact that some of these expenses, such as personnel costs, increased at a higher rate than our revenues. As a percentage of total revenues, these expenses decreased to 25.5% in the nine months ended September 30, 1999 from 27.6% in the nine months ended September 30, 1998. This decrease reflects the fact that some of these expenses, such as leasehold expenses, did not increase at the same rate as our revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $5.9 million for the nine months ended September 30, 1999 from $36,000 for the nine months ended September 30, 1998, due principally to changes in various balance sheet accounts, particularly deferred revenue and accrued expenses, as well as the fact that we had net income of $658,000 and substantially higher non-cash expenses such as depreciation and amortization.

     Net cash used in investing activities increased to $3.1 million for the nine months ended September 30, 1999 from $499,000 for the nine months ended September 30, 1998 due to increased capital expenditures for leasehold improvements, other computer hardware and capitalizable software. These expenditures were partially offset by the net cash received in connection with the acquisition of Intelligence.

     Net cash provided by financing activities increased to $415,000 for the nine months ended September 30, 1999 from -0- for the nine months ended September 30, 1998, due to proceeds received from the exercise of unit options.

     As of September 30, 1999, we had $3.4 million in cash and cash equivalents. We have a $3.0 million committed line of credit, secured by substantially all of our assets, under which there were no outstanding balances as of September 30, 1999.

     On October 14, 1999 we received net proceeds of approximately $62.5 million from our initial public offering. To date, none of the proceeds have been utilized, and they are currently invested in short-term, highly liquid investment-grade securities.

     We expect to continue to spend throughout 1999 and 2000 on technology, including computer system enhancements, leasehold improvements, expansion of operations and telecommunications upgrades. We anticipate that we will continue to increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. In addition, we anticipate that we will continue to evaluate possible investments in other businesses, and continue to expand our sales and marketing programs and conduct more aggressive brand promotions, any of which could reduce our liquidity. We also anticipate that we will continue to experience growth in our operating expenses to support our revenue growth, including the continued introduction of new practices and modules.

IMPACT OF THE YEAR 2000

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to identify a given year. Computer programs that have time-sensitive software may interpret the date code "00" as the year 1900 rather than the year 2000. This could result in a disruption of operations including a temporary inability to process transactions, send invoices or engage in other normal business activities. We maintain a significant number of computer software systems and operating systems across our entire organization which are potentially subject to Year 2000 problems.

     Our Year 2000 concerns cover internal and external application and database production software, internal and external production hardware, internal infrastructure and external agents.

     Internal and external application and database production software includes all software used either directly by our clients or indirectly in support of our clients. We have upgraded or replaced all of these systems. All of the systems are designed to pass Year 2000 compliance tests. As of September 30, 1999, system testing for Year 2000 compliance has been completed.

     Internal and external production hardware includes the hardware that we use to directly host our Web site, our internal servers and network hardware and our desktop systems. We have upgraded or replaced all hardware in direct support of our Web site. As of September 30, 1999, we have upgraded or replaced all internal servers, network hardware and desktop systems.

     Internal infrastructure consists of all hardware and software not described above which is used in support of our internal staff. This includes all printers and modems, the phone and voicemail systems and any common office automation devices, including faxes and copiers. We upgraded the phone system in the second quarter of 1999 and replaced the voicemail system in the third quarter of 1999. As of September 30, 1999, we have upgraded or replaced all printers, modems and common office automation devices.

     External agents includes all critical hardware, software and related systems provided by third parties. Beginning in the second quarter of 1999, we identified critical suppliers and equipment that we depend on for our day to day business and surveyed these external vendors as to their Year 2000 compliance. All of our critical external vendors have responded to our Year 2000 compliance inquiries. 85% of these external vendors have indicated that they are Year 2000 compliant, 10% have indicated that they are in the process of upgrading or replacing their systems and 5% have indicated that they are in the process of assessing whether their systems are Year 2000 compliant. We keep a copy of all third party Year 2000 compliance statements that we obtain.

     Our employees performed all significant work for the Year 2000 projects described above. We did not hire any additional employees nor did we incur any significant consulting expenses for the Year 2000 project. The cost of software tools and consulting expenses used for detection of Year 2000 problems did not exceed $100,000.

EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 1998 and 1999, inflation has not had a significant impact on our results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

IF WE ARE UNABLE TO ATTRACT AND RETAIN EXPERIENCED PERSONNEL, THE QUALITY OF OUR RESEARCH PRODUCTS AND SERVICES MAY DECLINE, AND OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES MAY BE HARMED.

     Our success depends in large part on the continued contributions of our senior management team, research analysts and sales representatives. As of September 30, 1999, we had 44 research analysts and 51 sales representatives. We expect to increase our hiring of research analysts and sales representatives significantly in the next few years. We face intense competition in hiring and retaining personnel from, among others, technology and Internet companies, market research and consulting firms, print and electronic publishing companies and financial services companies. Many of these firms have substantially greater financial resources than we do to attract and retain qualified personnel from a limited pool of attractive candidates. In addition, some people that we may attempt to hire could be subject to non-competition agreements that could impede our recruitment efforts. To the extent that we are unable to retain our existing management, research analysts or sales representatives or that we are unable to increase the number of research analysts and sales representatives that we hire, our business and financial results may suffer.

BECAUSE WE HAVE RECENTLY INTRODUCED MANY OF OUR PRODUCTS AND SERVICES, YOU HAVE LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS.

     We have recently launched many of the practices and market modules that we offer. As a result, we have a limited operating history upon which you can evaluate our business and the products and services that we offer. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets such as ours. Many of these risks and uncertainties are discussed elsewhere in this section. We cannot assure you that we will be successful in addressing these risks and uncertainties. Our failure to do so could cause our business and financial results to suffer.

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

     The anticipated future growth of our business will place a significant strain on our managerial, operational and financial resources. We had 61 employees at December 31, 1996, 88 employees at December 31, 1997, 142 employees at December 31, 1998 and 235 employees at September 30, 1999. We anticipate hiring a substantial number of research analysts, sales representatives and other employees in the foreseeable future to expand our product and service offerings and to expand our sales of such products and services. We may also decide to open additional offices in the United States and abroad. As we expand, we expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures. In addition, as we expand we will also need to increase our employee training efforts. If we are unable to manage our growth effectively, our business and financial results may suffer.

WE HAVE A HISTORY OF OPERATING LOSSES WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE.

     We have incurred substantial costs to create, market and distribute our products and services, to retain qualified personnel, including management, research analysts and sales representatives, and to grow our business. As a result, we incurred net losses of approximately $613,000 in 1996, $2.3 million in 1997 and $2.1 million in 1998. We have net income of $658,000 for the nine months ended September 30, 1999. However, we expect to incur a net loss for the full year 1999. As a percentage of total revenues, our net losses equaled 9.8% in 1996, 26.4% in 1997, 14.4% in 1998 and net income was 2.4% of total revenues for the nine month period ended September 30, 1999. As of September 30, 1999, our accumulated deficit totaled $5.0 million.

     We intend to invest heavily in new products and services, leasehold and technology improvements, new research and sales personnel and international expansion. As a result, we will need to achieve significant revenue increases to achieve and maintain profitability. The number of clients for our research products and services, as well as the number of attendees to our conferences, may grow more slowly than we anticipate or may even decrease in the future. In addition, even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR STOCK.

     Our revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors that are outside of our control. These factors include, among others:

     - the level and timing of new business and renewals of subscriptions to our research products and services;

     - changes in the market demand for research products or analysis regarding Internet commerce;

     - the levels of attendance at our Internet conferences; and

     - the extent to which we experience increased competition.

     The above factors could affect our quarterly as well as long-term financial results. In particular, changes in the demand for our products, competition or the levels of attendance at our Internet conferences each could have both short-term and long-term adverse effects on our business.

     Our revenues, expenses and operating results may also fluctuate significantly in the future as a result of business decisions made by us. These decisions include, among others:

     - the timing of the introduction and marketing of our new research products and services;

     - the timing of our conferences;

     - changes in operating expenses; and

     - the timing of acquisitions and the impact on our operations and our operating results.

     The sales of our research products and services and the success of our conferences are difficult to forecast accurately. If our revenues fall short of expectations, we may not be able to adjust our fixed expenses. Further, as a strategy for remaining competitive, we may have to make pricing, service or marketing decisions that could cause our business and financial results to suffer.

     Due to all the foregoing factors and other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of investors. In this event, the price of our common stock is likely to fall.

BECAUSE OUR REVENUES ARE SUBSTANTIALLY DEPENDENT ON THE SALE OF OUR STRATEGIC PLANNING SERVICES, OUR BUSINESS MAY SUFFER IF WE HAVE DIFFICULTY IN ACQUIRING OR RETAINING SUBSCRIBERS TO THIS PROGRAM.

     Our business and financial results are dependent on our ability to attract and retain clients for our Strategic Planning Services. In addition, our business model assumes that we will be able to increase the level of SPS sales over time to our existing clients. Revenues from subscriptions to SPS, as a percentage of our total revenues, were 41.8% in 1998 and 53.8% in the nine months ended September 30, 1999.

     Our ability to acquire and retain SPS clients and our ability to increase sales to existing clients is subject to a number of risks, including the following:

     - We may be unsuccessful in delivering high-quality and timely research analysis to our clients;

     - We may be unsuccessful in anticipating and understanding market trends and the changing needs of our clients;

     - The use of the Internet as a medium for commerce, both in the United States and abroad, may not continue to grow as we currently anticipate;

     - Our marketing programs designed to attract and retain clients may not succeed; and

     - We may not be able to hire and retain a sufficiently large number of research and sales personnel in a very competitive job market.

     If we are unable to retain existing clients, increase sales to existing clients or attract a significant number of new SPS clients, our business and financial results may suffer.

OUR BUSINESS MAY SUFFER IF WE PROVE UNABLE TO ANTICIPATE MARKET TRENDS OR IF WE FAIL TO PROVIDE INFORMATION THAT IS USEFUL TO OUR CLIENTS.

     Our success depends in large part on our ability to anticipate, research and analyze rapidly changing technologies and industries and on our ability to provide this information in a timely and cost-effective manner. If we are unable to continue to provide credible and reliable information that is useful to companies engaged in online commerce, our business and financial results may suffer.

     Our research products and services, as well as our conferences, focus on Internet commerce. Internet commerce is relatively new and is undergoing frequent and dramatic changes, including the introduction of new products and the obsolescence of others, shifting business strategies and revenue models, the formation of numerous new companies and high rates of growth. Because of these rapid and continuous changes in the Internet commerce markets, we face significant challenges in providing timely analysis and advice. Many of the industries and areas on which we focus are relatively new, and it is very difficult to provide predictions and projections as to the future marketplace, revenue models and competitive factors. In addition, many companies have not embraced the use of the Internet as a medium for commerce and are unclear as to how to allocate corporate resources effectively. As a result, some companies may conclude that our research products are not useful to their businesses. Further, the need to continually update our research requires the commitment of substantial financial and personnel resources.

     If our predictions or projections prove to be wrong, or if we are unable to continually update our information, our reputation may suffer and demand for our research products and services may decline. In addition, if companies do not agree with our analysis of market trends and the areas on which we choose to focus our efforts, our business and financial results may suffer.

WE FACE INTENSE COMPETITION IN PROVIDING OUR RESEARCH PRODUCTS AND SERVICES, AS WELL AS IN PRODUCING CONFERENCES, AND SUCH COMPETITION IS LIKELY TO INCREASE IN THE FUTURE.

     We may not be able to compete successfully against current or future competitors, and the competitive pressures that we face may cause our business and financial results to suffer. Our principal current competitor is Forrester Research, Inc. Earlier this year, Gartner Group, Inc. announced its intention to compete directly in providing research products related to Internet commerce. A number of other companies compete with us in providing research and analysis related to a specific industry or geographic area. In addition, our competitors include information technology research firms, business consulting and accounting firms, electronic and print publishing companies and equity analysts employed by financial services companies.

     Our ability to compete both in the United States and abroad depends upon many factors, many of which are outside of our control. We believe that the primary competitive factors determining success in our markets include the quality and timeliness of our research and analysis, our ability to offer products and services that meet the changing needs of our customers, the prices we charge for our various research products and general economic conditions.

     We expect competition to increase because of the business opportunities presented by the growth of Internet commerce around the world. Competition may also intensify as a result of industry consolidation, because the markets in which we operate face few substantial barriers to entry or because some of our competitors may provide additional or complementary services, such as consulting services. Increased competition may result in reduced operating margins, loss of market share and diminished value in our products and services, as well as different pricing, service or marketing decisions.

     Our current and potential competitors include many companies that have substantially greater financial, information gathering and marketing resources than we have. For example, Gartner Group, Forrester Research and META Group, Inc. each had higher revenues than we did during 1998, and each currently has greater marketing resources than we have. This may allow them to devote greater resources than we can to the promotion of their brand and to the development and sale of their products and services. We cannot assure you that we will be able to compete successfully against current and future competitors.

WE EXPECT GARTNER GROUP, OUR LARGEST SHAREHOLDER, WHICH HAS BEEN PROVIDED WITH CONFIDENTIAL AND PROPRIETARY INFORMATION, TO COMPETE DIRECTLY WITH US AND POSSIBLY TO USE ITS VOTING POWER IN A WAY THAT WOULD NEGATIVELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

     Earlier this year, Gartner Group, which historically has focused on information technology research, announced its intention to begin offering broader research products and services related to Internet commerce. These products and services are likely to compete directly with the products and services that we offer. Although Gartner Group has not been actively involved in our day-to-day operations since it first invested in our company in October 1997, it has been provided with our confidential and proprietary data during most of this period. As a result, Gartner Group could use our confidential and proprietary data in developing and marketing competing products and services. Gartner Group currently owns approximately 27.8% of our outstanding common stock. As a result, Gartner Group could use its voting power in a way that would negatively affect our ability to operate our business or have the effect of delaying, deterring or preventing a change in control, or impeding a merger, consolidation, takeover or other business combination. Gartner Group has substantially greater financial resources than we do, which may allow it to devote greater resources than we can to the development and sale of their Internet commerce research.

IF INTERNET USAGE DOES NOT CONTINUE TO GROW, OUR BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

     Our future success depends on continued growth in the use of the Internet. We cannot be certain that Internet usage will continue to grow at or above its historical rates. Internet usage may be inhibited for a number of reasons, including:

     - inadequate network infrastructure;

     - inconsistent quality of service; and

     - lack of availability of cost-effective, high-speed service.

OUR BUSINESS MAY SUFFER IF THE USE OF THE INTERNET AS A COMMERCIAL MARKETPLACE DOES NOT CONTINUE TO GROW.

     Because our company focuses solely on Internet commerce, our future success depends on the continued development and acceptance of the Internet as a viable commercial medium. However, the continued development and acceptance of the Internet as a widely-used medium for commerce and communication is uncertain. A number of factors could prevent such continued development and acceptance, including the following:

     - unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

     - security and authentication concerns with respect to the transmission of confidential information, such as credit card numbers, over the Internet;

     - privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent; and

     - significant uncertainty about the demand and market acceptance for Internet advertising and the lack of standards to measure the effectiveness of Internet advertising.

LAWS AND REGULATIONS COULD SLOW THE GROWTH OF THE INTERNET AND NEGATIVELY AFFECT THE ACCEPTANCE OF THE INTERNET AS A COMMERCIAL MEDIUM.

     Laws and regulations regarding Internet companies and commercial transactions conducted over the Internet could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as a commercial medium. For example, as the popularity and use of the Internet increases, it is possible that a number of laws and regulations may be adopted in the United States or in other countries covering issues such as taxation, intellectual property matters, advertising and other areas. We cannot predict the impact, if any, that future laws or regulations may have on our business.

WE COULD FACE ADDITIONAL RISKS AND CHALLENGES IF WE CONTINUE TO EXPAND INTERNATIONALLY.

     Our business plan calls for increased international growth. Expansion into new geographic territories requires considerable management and financial resources and may negatively impact our near-term results of operations.

     Our current international operations, as well as any future international operations, are subject to numerous challenges and risks, including, but not limited to, the following:

     - political and economic conditions in various jurisdictions;

     - fluctuations in currency exchange rates;

     - tariffs and other trade barriers;

     - adverse tax consequences; and

     - difficulties in protecting intellectual property rights in international jurisdictions.

     We cannot assure you that one or more of these factors would not harm any current or future international operations.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO MAINTAIN OR ENHANCEAWARENESS OF THE JUPITER BRAND OR IF WE INCUR EXCESSIVE EXPENSES ATTEMPTING TO PROMOTE THE JUPITER BRAND.

     Promoting and strengthening the Jupiter brand is critical to our efforts to attract and retain clients for our research products, as well as to increase attendance at our conferences. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote the Jupiter brand, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain the Jupiter brand, or incur excessive expenses attempting to promote and maintain the Jupiter brand, our business and financial results may suffer.

WE FACE POTENTIAL LIABILITY FOR INFORMATION THAT WE PUBLISH, PROVIDE AT CONFERENCES OR DISSEMINATE THROUGH OUR RESEARCH ANALYSTS.

     As a publisher and distributor of original research, market projections and trend analyses, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement or other legal theories based on the nature, publication or distribution of this information. Such claims, whether brought in the United States or abroad, would likely divert management time and attention and result in significant cost to investigate and defend, regardless of the merit of any such claims. The filing of any such claims may also damage our reputation as a high-quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our products and services. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims.

DISRUPTION OF OUR WEB SITE DUE TO SECURITY BREACHES AND SYSTEM FAILURES COULD HARM OUR BUSINESS AND RESULT IN CLIENT CANCELLATIONS.

     Our infrastructure and the infrastructure of our service providers are vulnerable to security breaches, computer viruses or similar disruptive problems and system failures. These systems are also subject to telecommunications failures, power loss and various other events. Any of these events, whether intentional or accidental, could lead to interruptions or disruptions in the general operation of our business. In addition, any of these events could also lead to interruptions, delays or cessation of operation of our Web site, which provides access to and distribution of many of our research products and services. For example, many of our SPS clients pay us so that their employees can read our research solely on our Web site. As a result, providing unimpeded access to our Web site is critical to servicing our clients and providing superior customer service. Our inability to provide continuous access to our Web site could cause some of our clients to discontinue purchasing our research products and services, prevent or deter some people from purchasing our research products and services and harm our business reputation.

WE ARE DEPENDENT ON KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS.

     Our future success will depend in part on the continued service of a number of key management personnel. We do not carry key person life insurance on any of our management personnel. The loss of key management personnel, in particular Gene DeRose, our Chief Executive Officer, or Kurt Abrahamson, our President and Chief Operating Officer, could harm our business and financial results.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE MAY LOSE OUR INTELLECTUAL PROPERTY RIGHTS AND BE LIABLE FOR SIGNIFICANT DAMAGES.

     We provide our proprietary research products to hundreds of different companies throughout the world, including some companies that compete with us in some manner. As a result, any protective steps we have taken may be inadequate to protect our intellectual property and to deter misappropriation of the original research and analysis that we develop. We also may be unable to detect the unauthorized use of our intellectual property or take appropriate steps to enforce our intellectual property rights. Moreover, effective trademark, copyright and trade secret protection may not be available in every country in which we offer our research products and services to the extent these protections are available in the United States.

     Our failure to adequately protect our intellectual property, either in the United States or abroad, could harm the Jupiter brand or our trademarks, devalue our proprietary research and analysis and affect our ability to compete effectively. Defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could harm our financial results.

     Furthermore, other parties may assert claims against us that we have misappropriated a trade secret or infringed a patent, copyright, trademark or other proprietary right belonging to them. Any infringement or related claims, even if not meritorious, could be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant rights and the loss of our ability to operate our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OTHER COMPANIES, SERVICES OR PRODUCTS.

     We have limited experience in acquiring other companies, services or products. As a result, we cannot assure you that we will be able to complete future acquisitions successfully or integrate an acquired entity with our current business. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty assimilating the acquired services or products. These difficulties could disrupt our current business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing shareholders.

OUR DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER US.

     As of November 15, 1999, our executive officers and directors beneficially owned, in the aggregate, approximately 26.0% of our common stock. In addition, Gartner Group owned approximately 27.8% of our outstanding common stock. These stockholders acting together may be able to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or other business combination.

PROBLEMS RESULTING FROM THE YEAR 2000 PROBLEM COULD REQUIRE US TO INCUR UNANTICIPATED EXPENSES AND COULD DIVERT MANAGEMENT'S TIME AND ATTENTION.

     The Year 2000 problem could harm our business and financial results. Many currently installed computer systems and software products are coded to accept or recognize only two-digit entries in the date code field. These systems may interpret the date code "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded or replaced to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Our failure to correct a Year 2000 problem could result in an interruption in, or a failure of, aspects of our normal business activities or operations. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention. We consider the reasonably likely worst-case scenario to be interruptions in telecommunications networks, including the Internet. Due to our reliance on the Internet and other telecommunications networks to keep in contact with our clients and for general business uses, these interruptions could cause our business to suffer. We have not developed a contingency plan to address Year 2000 issues.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock, or the perception that such sales could occur. In addition, these sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

OUR STOCK MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

     The market for the stocks of Internet-related companies, including ours, has experienced extreme price and volume fluctuations. The market price of our stock may be volatile in the future. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

WE HAVE BROAD DISCRETION AS TO THE USE OF THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING, WHICH WE MAY NOT USE EFFECTIVELY.

     Our management will have broad discretion over the allocation of the net proceeds from our initial public offering as well as over the timing of our expenditures. Investors may not agree with the way our management decides to spend these proceeds.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS, AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

     We may need to raise additional funds in the future to fund our operations, to expand or enhance the range of products and services we offer or to respond to competitive pressures and/or perceived opportunities. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue our operations, our business and financial results may suffer.

WE HAVE ANTI-TAKEOVER PROVISIONS WHICH MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. These risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are not considered to be material to the Company. During the reporting period, no events or transactions have occurred which would materially change the information disclosed.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Changes in Securities:

          In October 1999, the Company acquired all of the stock of New Media Holdings PTY Ltd., an Australian research company in exchange for 20,000 Class B (Non-Voting) units at an aggregate value of approximately $320,000.

     (b) Use of Proceeds:

          The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-84175) and relating to the Company's initial public offering of its common stock, was October 7, 1999. A total of 3,258,750 shares of the Company's common stock were sold by the Company to an underwriting syndicate. The managing underwriters were Donaldson, Lufkin & Jenrette, Deutsche Banc Alex. Brown, Thomas Weisel Partners LLC and DLJdirect Inc. The offering commenced on October 8, 1999 at an initial public offering price of $21.00 per share. The closing of the offering was held on October 14, 1999. The initial public offering resulted in gross proceeds to the Company of approximately $68.4 million, approximately $4.8 million of which was applied to the underwriting discount and approximately $1.1 million of which was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $62.5 million. None of the Company's net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company. To date, none of the proceeds have been utilized, and they are currently invested in short-term, highly liquid investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 17, 1999, the sole stockholder of the Company, pursuant to a written consent, approved the adoption of the Company's 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan. On October 1, 1999, the sole stockholder of the Company, pursuant to a written consent, approved certain amendments to the Company's certificate of incorporation and bylaws, and approved the merger of Jupiter Communications, LLC, a predecessor entity of the Company, with and into the Company.

ITEM 5.  OTHER INFORMATION.

     On November 2, 1999, the Company entered into an agreement with Andrew Rasiej, KnitMedia, Inc., a Delaware corporation, and Michael Dorf (collectively, the "Sellers"), pursuant to which the Company purchased substantially all of the Sellers' rights to a portion of the net profits from one of the annual conferences sponsored by the Company. The aggregate purchase price was $3.85 million, which was paid to the Sellers through the issuance of two $1.925 million zero-coupon convertible promissory notes. Each convertible promissory note provides for a maturity date of January 7, 2001 and allows the holder of each convertible promissory note to convert, at any time prior to the maturity date, all of the outstanding indebtedness into 55,000 shares of the Company's common stock. In addition, each convertible promissory note allows the Company, under certain circumstances, to convert all of the outstanding indebtedness into shares of the Company's common stock and for the holder, under certain circumstances, to redeem in cash all or a portion of the outstanding indebtedness.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
21.1      Subsidiaries of the Company
 27.1     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

ITEM 7.  SIGNATURES.

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 1999
                                          JUPITER COMMUNICATIONS, INC.

                                          /s/ JEAN K. ROBINSON
                                          --------------------------------------
                                          Name: Jean K. Robinson
                                          Title:   Chief Financial Officer
                                              (principal financial and
                                              accounting officer)