Form 10-K
period 1999-12-31
JUPITER COMMUNICATIONS INC
filed 2000-03-30
CIK 1091908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 000-27537
                            ------------------------

                          JUPITER COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-4069996
           (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                                  627 BROADWAY

                            NEW YORK, NEW YORK 10012
                                 (212) 780-6060
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $.001 PAR VALUE
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2000 was $219,325,406 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of March 20, 2000 was 15,081,915.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          JUPITER COMMUNICATIONS, INC.
                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
ITEM 1.   Business....................................................     3
ITEM 2.   Properties..................................................    21
ITEM 3.   Legal Proceedings...........................................    21
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    21

PART II
ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    21
ITEM 6.   Selected Consolidated Financial Data........................    23
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    25
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    30
ITEM 8.   Consolidated Financial Statements and Supplementary Data....    32
ITEM 9.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................    53

PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........    53
ITEM 11.  Executive Compensation......................................    53
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    53
ITEM 13.  Certain Relationships and Related Transactions..............    53

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    53

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT JUPITER AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. JUPITER'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. JUPITER UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We provide research and advice on Internet commerce. Senior executives at client companies utilize our research to make informed business decisions in a complex and rapidly changing Internet economy. Our research, which focuses solely on the global Internet economy, provides our clients with comprehensive views of industry trends, forecasts and best practices. Our analysis and advice, supported by extensive proprietary data, emphasizes specific, actionable findings that enable companies to develop effective business strategies for Internet commerce, as well as to utilize the Internet to more effectively operate their business. We also produce a wide range of conferences which offer senior executives the opportunity to hear first-hand the insights of our analysts and the leading decision makers in the Internet and technology industries.

     We provide our research services primarily through annual subscriptions to Jupiter Research Services. Jupiter Research Services is a combination of proprietary written analysis, supporting data and access to our analysts. We deliver our services primarily over the Internet. Our Web site offers clients easy access to our research, products that deliver customized views of our data and analysis and the ability to efficiently communicate with our analysts. We offer 34 Research Services, which, as of March 20, 2000, are generated by 69 research analysts. Nine of our 34 Research Services are new this year. Our research is informed and supported by a dedicated data research group.

     We have a highly diversified and global client base, including traditional companies, companies solely focused on the Internet and the suppliers and vendors that service them. We have substantially increased the number of Research Services clients and our total contract value, which is the annualized value of all Research Services contracts at a given point in time. As of December 31, 1999, we had 987 client contracts for our Research Services, an increase from 421 on December 31, 1998. Our total contract value has increased from $11.7 million on December 31, 1998 to $40.1 million on December 31, 1999. In addition, approximately 76% of the Research Services contracts that expired during 1999 were renewed and approximately 97% of these contracts were renewed for an equal or larger dollar amount.

     Our conference revenues increased 130% to $11.3 million in 1999 from $4.9 million in 1998. Approximately 75% of the 6,576 paid attendees for our conferences held in 1999 were not Research Services clients. As a result, these conferences provide a unique opportunity to market and sell our Research Services to potential clients. These conferences also allow us to increase the public profile of our analysts, generate favorable press and otherwise promote the Jupiter brand.

JUPITER RESEARCH SERVICES

     Jupiter Research Services provides our clients with a wide range of proprietary research, data and advisory analysis and is structured as a continuous analytical service. We have designed our Research

Services to enable companies to make intelligent business decisions about Internet commerce and consumer and business use of the Internet and related technologies. These research products and services define business and strategic goals, identify revenue opportunities, evaluate business models, analyze marketing strategies, assess enabling technologies and provide advice on organizational structures and vendor selections. The size of our Research Services contracts varies depending on the number of Research Services that are purchased and the number and type of users at the client company.

     A key component of our Research Services is access to our research analysts for discussions and debate related to their research topics. Our clients typically seek advice or have questions regarding new business or marketing initiatives, best practices, new opportunities or competitive threats, market forecasts and/or the value of mergers and strategic partnerships. To facilitate the efficiency of this inquiry, clients submit issues or questions initially to our dedicated client inquiry staff via telephone or e-mail. The client inquiry staff, which consists of trained research professionals who are familiar with all of our products and services, coordinates the responses and actively manages access to the analysts.

     We continually evaluate the market demand for additional Research Services and, through our recent acquisition of Internet Research Group, we expect to launch three additional Research Services addressing business-to-business infrastructure, customer service and content infrastructure issues. We also seek out and receive input from our research analysts, the sales representatives that are in constant contact with existing and potential clients and our marketing staff as to the demand for specific research and our ability to provide coverage. We also examine a variety of empirical data, including breadth of applicability, uniqueness of the offering, competitive value and ease of communication.

     We divide our Research Services into Internet Strategies, which offers broad prescriptive advice relevant to all online ventures, and Market Strategies, which targets specific industries and geographic regions.

                 [Analyst Research Product Architecture Chart]

     We further classify these Research Services into the following six categories:

     - Marketing & Revenue: Provides analysis and data required to create business plans for the Internet economy. These services focus on online distribution dynamics, Internet revenue opportunities and interactive sales and marketing strategies.

     - Operations & Infrastructure: Provides management strategies, cost metrics, vendor evaluations and best practices to drive business decisions and improve operating results. These services analyze the operations, infrastructure and personnel investment required of Internet businesses.

     - Technology & Platforms: Identifies and predicts critical developments in consumer, site and business adoption of new applications, technologies and platforms. These services analyze the business need and opportunities surrounding developments such as wireless Internet access, digital distribution of music and broadband applications.

     - Executive Management: Our MindShare Senior Executive Program is specifically targeted at chief executive officers and other senior executives across all industries. This service analyzes the most important trends in the Internet economy, providing insight, direction and vision to senior executives into both major corporations and Internet start-ups. MindShare provides analysis and data that will drive major shifts in corporate strategy resulting from Internet opportunities and threats.

     - Industries: Provides analysis and insights into the particular issues that companies face as the Internet transforms the vertical industries in which they operate. These services provide the unique perspective, detailed data, industry forecasts and benchmark studies to make key business decisions in a particular industry or competitive environment.

     - Regions: Provides analysis and data specific to important and growing regions in the Internet economy. These services identify market opportunities, competitive dynamics and consumer online behavior in various countries and regions. A critical component of these services are the consumer survey data and market forecasts that provide both domestic and foreign corporations the region-specific analysis required to make strategic planning decisions.

     The following is a listing of the Research Services in each category and sample or standardized reports:

                       [INTERNET STRATEGY SERVICES CHART]

     The Research Services program is designed to provide business executives with the most up-to-date research and analysis. We provide written reports on a regular basis as well as ongoing access to our research analysts in order to answer specific questions or clarify information relating to the practice topic. Specifically, clients receive some or all of the following:

     - Analyst Reports. Vision Reports (about 20 pages) examine industries, trends or business models while providing clients with prescriptive and analytical direction. Concept Reports (about 4 pages) are more frequent reports that cover both topical and strategic issues.

     - Analyst Access. Access to Jupiter's research analysts for discussion, debate and additional advice.

     - Digital Notes. "JupTakes" which cover current key events in their respective fields, and "JupiterViews" which aggregate research from every Jupiter service to highlight our perspective on major events.

     - Digital Access. Password-only access to current research and a fully-searchable archive, which includes research, company profiles and slides from analyst presentations. Our Cross Referencing feature provides easy access to related research, and our new data library allows clients to search and browse forecasts, consumer and executive surveys and other information from our expanding data library. Digital access to our Web site also includes a weekly "JupMail" e-mail that updates clients on recent research and upcoming events.

     - Monthly Teleconferences. Each month, the research analysts from each of the practices conduct a "JupTel" telephone conference call that outlines the key findings from a recent analyst report.

     - Conference Passes.  A specified number of passes to our conferences.

JUPITER CONFERENCES

     We produce a wide range of conferences which provide comprehensive coverage of issues relating to Internet commerce. These conferences offer senior executives the opportunity to hear first-hand the insights of our analysts and the leading decision makers in the Internet and technology industries. Our events, which typically run for two to three days, provide an excellent opportunity to showcase our research to current and potential clients, increase the public profile of our research analysts, generate favorable press and otherwise promote the Jupiter brand. Since approximately 75% of the attendees at our conferences are not Research Services clients, these events provide a unique opportunity to promote our research products and services to potential customers. As a result, our marketing staff and sales representatives attend each of our events and conduct continuous promotional and direct sales efforts targeted at potential clients. We believe that our events and the sales and marketing efforts at these events have resulted in numerous Research Services contracts.

     Our conferences, located throughout the world, are notable for the senior level of attendees from all sectors of the online and traditional industries. We produced eight conferences in 1997, nine conferences in 1998 and ten conferences in 1999. We have scheduled seventeen conferences for calendar year 2000, ten of which are large events and seven of which are small events. Paid attendance at our large events typically ranges from 800 to 1,500 participants, while paid attendance at our small events typically ranges from 300 to 600 participants. We also solicit sponsors and exhibitors for each of our events. Exhibitors receive a booth at the conference to promote their companies and are also listed in the conference program. Sponsors receive prominent display of their corporate logos in the conference program and the main meeting hall of the conference, and may host a reception during the conference. We typically have approximately 50 to 75 sponsors and exhibitors at our large events and 25 sponsors and exhibitors at our small events.

     We have successfully increased attendance at our various conferences over the past few years. For example, the total number of paid attendees at our 1999 conferences was 6,576, approximately 100% above the total number of paid attendees for our 1998 conferences.

     The following is a list of the 17 events scheduled for 2000, twelve of which are located in the United States and five of which will take place in Europe and Asia, and the year the conference was or will be first held:

  -----------------------------------------------------------------------
                    CONFERENCE                        YEAR FIRST HELD
  -----------------------------------------------------------------------
    Consumer Online Forum                                   1994
  -----------------------------------------------------------------------
    Digital Kids                                            1995
  -----------------------------------------------------------------------
    Consumer Online Forum Europe                            1995
  -----------------------------------------------------------------------
    Plug.In: The Jupiter Online Music Forum                 1996
  -----------------------------------------------------------------------
    Online Advertising Forum                                1996
  -----------------------------------------------------------------------
    Travel: The Jupiter Online Travel Forum                 1997
  -----------------------------------------------------------------------
    Shopping Forum                                          1998
  -----------------------------------------------------------------------
    Financial Services Forum                                1998
  -----------------------------------------------------------------------
    MindShare: The Jupiter Executive Forum                  1999
  -----------------------------------------------------------------------
    Online Entertainment Forum                              1999
  -----------------------------------------------------------------------
    Online Health Forum                                     2000
  -----------------------------------------------------------------------
    Internet Commerce Forum Latin America                   2000
  -----------------------------------------------------------------------
    Shopping Forum Europe                                   2000
  -----------------------------------------------------------------------
    Global Online Advertising Forum                         2000
  -----------------------------------------------------------------------
    B-to-B Commerce Forum                                   2000
  -----------------------------------------------------------------------
    Internet Commerce Forum Scandinavia                     2000
  -----------------------------------------------------------------------
    Internet Commerce Forum Australia                       2000
  -----------------------------------------------------------------------

     Following the completion of our pending acquisition of Net Market Makers, we will be producing the following three additional conferences during 2000:

     - ground.zero3;

     - ground.zero4; and

     - First Mover Advantage.

The ground.zero conferences will bring together Internet entrepreneurs from across industry verticals with leading investors and venture capitalists to foster debate and provide a forum for discussion. First Mover Advantage, an executive conference targeted at CEOs and top-level executives of business-to-business Internet companies, will highlight the emerging best practices in various Internet markets.

     As Internet commerce continues to grow, we anticipate that we will expand the number of events that we produce as well as attract higher attendance at our conferences. We also expect to devote more resources to promoting events outside the United States or events with more of an international focus.

CUSTOM AND OTHER RESEARCH

     We also provide other research products and services to clients, including book-length research reports and customized research.

     We annually publish between 10 to 20 book-length research studies that are available for purchase through direct mail or on our Web site. Sales of these studies are an important way to expose new companies and executives to our research.

     We also perform customized, client-focused research projects relating to Internet commerce on a limited basis. These projects allow our clients to take advantage of the knowledge and experience of our research analysts and to develop structured, detailed responses to specific issues relevant to their business. Custom studies often form the basis to explore a new Research Service and, like our book-length studies, are an effective way to expose new companies and executives to our research products and services.

CLIENTS

     Our client base has rapidly expanded since we launched Research Services. In addition, our client base has diversified from primarily technology and media companies to include large and small companies in the Internet, media, telecommunications, technology, financial services, consumer products, retail, travel and professional services industries. Many of our clients have limited experience with Internet commerce or operating an online business. The users of our research products and services at our client companies hold diverse positions, demonstrating the importance of Internet commerce to a company's overall strategy and development. In addition to chief executive officers and presidents, our users include marketing, business development, operations, strategic planning and information technology executives.

     As of December 31, 1999, we had 987 contracts for our Research Services. As of December 31, 1999, our clients included approximately 19% of the Fortune 500 companies, approximately 15% of the BusinessWeek Global 1000 companies and approximately 66% of the Media Metrix Top 50 Web and Digital Media properties. We expect that our client base will continue to expand as we introduce new Research Services and increase our sales and marketing initiatives. We also believe there is significant opportunity to increase our penetration of large corporate clients. In addition, we expect the number of our international clients to increase significantly as the use of the Internet grows in other parts of the world and as we introduce additional products and services targeted to international markets.

     To date, none of our clients have accounted for more than 2% of the total annual revenues generated from Research Services.

     The following is a representative list of our larger clients in terms of revenue:

                                                                                                 PROFESSIONAL
    CONSUMER BRANDS       FINANCIAL SERVICES          INTERNET                MEDIA                SERVICES
    ---------------       ------------------          --------                -----              ------------
Cross Pen                Bear Stearns            America Online       Cablevision            DoubleClick
Hallmark                 Donaldson, Lufkin &     Inktomi              Landmark               Fallon McElligot
Heineken                 Jenrette                MP3.com              Communications         Fleishman-Hilliard
Sony                     Goldman Sachs           RealNetworks         MediaOne               iXL Enterprises
Vitamin Shoppe           Putnam Investments      Sportsline USA       Toronto Globe &        Zefer
                         Soundview Technology                         Mail
                                                                      WWF

        RETAIL          TECHNOLOGY        TELECOM             TRAVEL
        ------          ----------        -------             ------
  Amway               Compaq           Bell Atlantic   AMR Corp.
  Mall.com            Dell             BellSouth       Continental Airlines
  Sephora             Gateway          British         Pacific Access
  thechildrensplace   IBM              Telecom         Starwood Hotels
  Value America       Intel            France Telecom  SwissAir
                                       Sprint

SALES AND MARKETING

     We sell and market our research products and services primarily through our direct sales force, which was comprised of 93 sales representatives as of March 20, 2000. This represents an increase from 21 sales representatives at the end of 1998 and 58 sales representatives at the end of 1999. As with our research analysts, our sales representatives have diverse backgrounds and experience in a number of different industries. In addition, we have been very successful at retaining our sales representatives. During each of the past two years, we have retained over 90% of our sales representatives.

     Our sales representatives currently consist of strategic account managers, who are each responsible for 20 to 30 multinational companies, and geographic account managers, who are each responsible for specific territories and assisting the strategic account managers in the territory. Our strategic account managers are focused on selling a broad array of products and services across a global enterprise. Unlike many of our direct and indirect competitors, almost all of our sales representatives are located in the territories that they cover. We believe that this allows us to develop stronger relationships with our current and potential clients and to better understand the changing needs of our clients. We have implemented a training program for all of our new sales representatives and believe that this program has been effective in enabling our sales representatives to quickly and effectively solicit new clients. Sales representatives receive a base salary and are eligible for commissions based on new business and renewals.

     We expect to significantly increase the number of our sales representatives as we grow the business and increase our international operations. We also intend to capitalize on our joint venture arrangement in Japan to significantly expand the sale of our research products and services to Japanese companies, and expect to shortly add six sales representatives in Japan. In addition to our sales representatives, we use independent sales distributors to sell our products and services in Brazil, Singapore and Israel. We are currently exploring similar distribution arrangements in other countries and may enter into additional agreements of this nature in the future.

     We have developed a number of strategies and programs to build awareness of the Jupiter brand and to position the company as the definitive research resource for Internet commerce. We employ an active press relations team, which responds to hundreds of press inquiries on a weekly basis, and an in-house promotions/advertising staff, which is responsible for developing sales literature and direct mail campaigns and managing our advertising efforts. Our analysts are frequently quoted in articles on the Internet and e-commerce that appear in major newspapers, magazines and industry periodicals. In addition, we actively encourage our research analysts to speak at non-Jupiter industry and corporate events in order to enhance our reputation and promote our diverse products. We also host numerous breakfast forums around the world which are targeted at potential customers and designed to enhance our visibility and reputation. During 1999, we hosted a total of 78 forums which collectively had over 4,800 guests. We also devote significant resources to promoting our numerous research products and services to the thousands of individuals attending our conferences. Lastly, we use our Web site as a tool to market the Jupiter name and expose potential customers to our products.

RESEARCH ANALYSTS AND METHODOLOGY

     Our research products and services are generated by a growing team of research professionals, including research analysts, an independent data research group and a dedicated staff to handle client inquiries. As of March 20, 2000, we employed a total of 96 research professionals, including 69 analysts. The knowledge and experience of our research professionals, particularly our analysts, are the crucial elements in our ability to provide high-quality, timely and original research. Our analysts have extensive industry experience and varied backgrounds. We recruit them from a number of different industries, including management consulting and research firms, financial services, publishing, entertainment and advertising. We believe that the diverse backgrounds and experiences of our analysts allow us to provide original and prescriptive research and analysis which frequently challenges the conventional wisdom and viewpoints promoted by others. We expect to significantly expand the number of our research analysts as we grow the business and increase the number of our Research Services.

     Our research methodology enables us to deliver compelling, data-driven and timely analysis across all of our Research Services. We support our research professionals with in-house primary research tools and proprietary databases. Our dedicated data research group delivers innovative survey design, sample building and data weighing and processing. This group provides each of our reports with rigorously tested hypotheses that yield action-oriented analysis. Our data analysis employs a wide set of data-gathering tools, including the following:

     - Market Forecasting. We build complex econometric models to capture current online activity and forecast user participation, costs and revenue. These models define key growth levers, market drivers and market inhibitors, providing clients with a clear analytical framework for considering upcoming changes in their sector.

     - Primary Consumer Research. We conduct our primary research in alliance with NFO Worldwide, a leading provider of consumer survey market research. By accessing NFO's household panel of 575,000 U.S. homes, over 125,000 of which are online, we regularly contact consumer households to assess technology trends. In addition, we regularly commission research surveys throughout the world and are currently conducting research surveys in Europe, Australia, Canada, Japan and Brazil.

     - Customer Valuation Models. Our analysts construct scenario-driven models for measuring the lifetime value of interactive consumers. These tools inform our analysis and recommendations and assist clients in identifying the ultimate value in acquiring and retaining visitors and customers.

     - Operational Benchmark Models. We develop models that determine the current and future costs, infrastructure needs, visit capacity, transaction volume and other operational metrics required to manage expected user demand. These models measure forecasted operational benchmarks for the industry and individual Web sites to help clients appropriately invest in building their interactive technology infrastructure.

     - Executive Surveys. We conduct dozens of formal surveys each year with top industry executives to explore their strategies, attitudes and intentions. These surveys evaluate industry trends and changes and provide our analysts with an important measure against which to test assumptions and hypotheses.

     - Web Site Functionality Data. Our analysts use WebTrack, a Jupiter-developed database to measure the performance of various Web technologies and site features. Based on systematic quarterly research on nearly 300 consumer Web sites, WebTrack provides an overview of the distribution of technology services, content and functionality among these sites.

     - Case Studies. Through extensive interviews with industry executives, analysis of public documents and secondary research, we compile hundreds of case studies each year. These studies identify the strategic direction, strengths and weaknesses and key partnerships of all major Internet commerce companies.

     All of our research products are subject to a stringent editorial and review process to ensure that every report is accurate, well-written and useful to our clients. We maintain consistency among the formats of our research reports across our Research Services so as to ensure clarity and readability by all of our clients. Each research topic is first subject to a series of discussions and meetings to define the scope of the topic, assess the relevance and importance of the research and highlight key themes and questions. Prior to publication, each research report is subject to ongoing review and comment from other analysts and research management.

COMPETITION

     We believe that the primary competitive factors determining success in our markets include the quality and timeliness of our research and analysis, our ability to offer products and services that meet the changing needs of our customers, the prices we charge for our various research products and general economic conditions. We believe that we compete favorably with respect to each of these factors. In addition, we believe that we distinguish ourselves from our competitors as a result of the depth and breadth of our Research Services, the extent to which we provide access to our research analysts, the quality of our research analysts and sales representatives and the primary research tools and proprietary databases that we have developed internally.

     Our principal current competitor is Forrester Research. In 1999, Gartner Group, our largest stockholder, began competing directly in providing research products related to Internet commerce. A number of other companies compete with us in providing research and analysis related to a specific industry or geographic area. In addition, our competitors include information technology research firms, business consulting and accounting firms, electronic and print publishing companies and equity analysts employed by financial services companies.

     We expect competition to increase because of the business opportunities presented by the growth of Internet commerce around the world. Competition may also intensify as a result of industry consolidation, because the markets in which we operate face few substantial barriers to entry or because some of our competitors may provide additional or complementary services, such as consulting services. Our current and potential competitors include many companies that have substantially greater financial, information gathering and marketing resources than we have. For example, Gartner Group and Forrester Research and each had higher revenues than we did during 1999, and each currently has greater information gathering and marketing resources than we have. This may allow them to devote greater resources than we can to the promotion of their brand and to the development and sale of their products and services. We cannot assure you that we will be able to compete successfully against current and future competitors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protections and confidentiality agreements and other contractual arrangements with our employees and third parties. We have registered the Jupiter, Jupiter Communications and Internet Business Report marks in the United States, and we have pending trademark applications for certain other trademarks in the United States. We also have pending trademark applications for the Jupiter and Jupiter Communications marks in various foreign jurisdictions. We provide our proprietary research products to hundreds of different companies throughout the world, including some companies that compete with us in some manner. As a result, the protective steps we have taken may be inadequate to protect our intellectual property and to deter misappropriation of the original research and analysis that we develop. We also may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Moreover, effective trademark, copyright and trade secret protection may not be available in every country in which we offer our research products and services to the extent available in the United States.

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

     Furthermore, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert claims against us that we have misappropriated a trade secret or infringed a patent, copyright, trademark or other proprietary right belonging to them. Any infringement or related claims, even if not meritorious, could be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant rights and the loss of our ability to operate our business.

EMPLOYEES

     As of March 20, 2000, we had 353 full-time employees, including 93 sales representatives and 96 research staff, of which 69 were analysts. Our compensation policy promotes employee ownership, and we believe that this policy contributes to the high retention rates of our research analysts and sales representatives. Over 90% of our employees, including all of our research analysts and sales representatives, own options to purchase our securities.

     All of our research analysts and sales representatives, as well as all of our executive officers, have entered into agreements that prohibit them from being employed by a competitive company for a period of one year following their termination of employment with us. None of our employees are represented under collective bargaining agreements. We believe that our relations with our employees are good.

CORPORATE HISTORY; RECENT ACQUISITIONS

     Our business was formed on December 1, 1994 with the creation of Jupiter Communications, LLC, a New York limited liability company. We changed our structure from a limited liability company to a "C" corporation at the closing of our initial public offering in October 1999. This change was made by merging Jupiter Communications, LLC with and into Jupiter Communications, Inc., a Delaware corporation. Membership units in Jupiter Communications, LLC were exchanged in the merger for shares of common stock of Jupiter Communications, Inc. We received net proceeds of approximately $59.9 million in our initial public offering of common stock.

     On February 28, 2000, we signed definitive agreements to acquire Internet Research Group and Net Market Makers, Inc., two privately-held companies, for an aggregate consideration of approximately $50.6 million in cash and common stock. We completed our acquisition of Internet Research Group on March 16, 2000. We expect to complete our acquisition of Net Market Makers, which is subject to various closing conditions, prior to April 15, 2000.

     Internet Research Group, based in Los Altos, California, is a leading research and consulting firm focused exclusively on Internet infrastructure markets. IRG has helped develop e-business strategies for clients such as Adobe Systems, Honeywell, Bell Atlantic, General Electric, Hewlett-Packard, IBM, Oracle and Sun Microsystems. In its Internet infrastructure practices, IRG has served clients such as Akamai Technologies, CacheFlow, Lucent, Network Appliance and Novell. As part of the acquisition, we have added 18 experienced research analysts.

     Net Market Makers, based in Berkeley, California, is a leading provider of information and analysis regarding business-to-business e-commerce. Net Market Makers currently produces four large conferences focused on major issues and trends relating to business-to-business e-commerce. Net Market Makers also publishes a monthly newsletter, prepares research reports and provides consulting services. Additionally, their Web site, located at www.nmm.com, is a hub for business-to-business e-commerce.

                                  RISK FACTORS

     An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you decide to invest in our company. If any of the following risks occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline, and you could lose all or part of your investment.

IF WE ARE UNABLE TO ATTRACT AND RETAIN EXPERIENCED PERSONNEL, THE QUALITY OF OUR RESEARCH PRODUCTS AND SERVICES MAY DECLINE, AND OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES MAY BE HARMED.

     Our success depends in large part on the continued contributions of our senior management team, research analysts and sales representatives. As of March 20, 2000, we had 69 research analysts and 93 sales representatives. We expect to increase our hiring of research analysts and sales representatives significantly in the next few years. We face intense competition in hiring and retaining personnel from, among others, technology and Internet companies, market research and consulting firms, print and electronic publishing companies and financial services companies. Many of these firms have substantially greater financial resources than we do to attract and retain qualified personnel from a limited pool of attractive candidates. In addition, some people that we may attempt to hire could be subject to non-competition agreements that could impede our recruitment efforts. To the extent that we are unable to retain our existing management, research analysts or sales representatives or that we are unable to increase the number of research analysts and sales representatives that we hire, our business and financial results may suffer.

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

     The anticipated future growth of our business will place a significant strain on our managerial, operational and financial resources. We had 142 employees at December 31, 1998, 270 employees at December 31, 1999 and 353 employees at March 20, 2000. We anticipate hiring a substantial number of research analysts, sales representatives and other employees in the foreseeable future to expand our product and service offerings and to expand our sales of such products and services. We also expect to continue to open additional offices. For example, we recently announced an agreement to enter into a joint venture to launch operations in Japan and expect to open offices in Munich, Germany and Sydney, Australia in the second quarter of 2000. Furthermore, we recently signed a lease for a new facility in New York City where we plan to consolidate our current locations in New York City plus provide for future growth. As we expand, we expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures. In addition, as we expand we will also need to increase our employee training efforts. If we are unable to manage our growth effectively, our business and financial results may suffer.

BECAUSE WE HAVE RECENTLY INTRODUCED MANY OF OUR PRODUCTS AND SERVICES, YOU HAVE LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS.

     We have recently launched many of the Research Services that we offer. As a result, we have a limited operating history upon which you can evaluate our business and the products and services that we offer. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets such as ours. Many of these risks and uncertainties are discussed elsewhere in this section. We cannot assure you that we will be successful in addressing these risks and uncertainties. Our failure to do so could cause our business and financial results to suffer.

WE HAVE A HISTORY OF OPERATING LOSSES WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE.

     We have incurred substantial costs to create, market and distribute our products and services, to retain qualified personnel, including management, research analysts and sales representatives, and to grow our business. As a result, we incurred net losses of approximately $2.1 million in 1998 and $630,000 in 1999. As a percentage of total revenues, our net losses equaled 14.4% in 1998 and 1.7% in 1999. As of December 31, 1999, our accumulated deficit totaled $1.3 million.

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

     The sales of our research products and services and the success of our conferences are difficult to forecast accurately. If our revenues fall short of expectations, we may not be able to adjust our fixed expenses to compensate for this shortfall on a timely basis. Further, as a strategy for remaining competitive, we may have to make pricing, service or marketing decisions that could cause our business and financial results to suffer.

     Due to all the foregoing factors and other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of investors. In this event, the price of our common stock is likely to fall.

BECAUSE OUR REVENUES ARE SUBSTANTIALLY DEPENDENT ON THE SALE OF OUR RESEARCH SERVICES, OUR BUSINESS MAY SUFFER IF WE HAVE DIFFICULTY IN ACQUIRING OR RETAINING SUBSCRIBERS.

     Our business and financial results are dependent on our ability to attract and retain clients for our Research Services. In addition, our business model assumes that we will be able to increase the level of research sales over time to our existing clients. Revenues from the sale of Research Services, as a percentage of our total revenues, were 41.9% in 1998 and 60.7% in 1999.

     Our ability to acquire and retain Research Services clients and our ability to increase sales to existing clients is subject to a number of risks, including the following:

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

     If we are unable to retain existing clients, increase sales to existing clients or attract a significant number of new Research Services clients, our business and financial results may suffer.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT ATTENDEES, SPONSORS AND EXHIBITORS TO OUR CONFERENCES.

     Our business and financial results depend in part on our ability to attract attendees, sponsors and exhibitors to our growing number of conferences. Revenues from conferences, as a percentage of our total revenues, were 33.2% in 1998 and 29.6% in 1999. We cannot assure you that we will be able to select topics for our conferences that potential attendees, sponsors and exhibitors will find timely and interesting. We also cannot assure you that our competitors will not produce conferences on similar topics or that we will continue to be able to attract prominent industry leaders to participate in our conferences. If we are unable to produce compelling events, if we face increased competition for our conferences or if we are unable to attract prominent speakers, the growth of our conference business will be hindered. Our business and financial results may also suffer if we are forced to cancel any conferences as a result of inclement weather or some other unexpected event.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE OR INTEGRATE ACQUISITIONS OF OTHER COMPANIES, SERVICES OR PRODUCTS.

     We have limited experience in acquiring other companies, services or products. Although we have no present understanding or agreement relating to any acquisition, other than our pending acquisition of Net Market Makers, Inc., we do anticipate making other acquisitions in the future. We cannot assure you, however, that we will be able to complete future acquisitions successfully or to integrate an acquired entity with our current business. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty assimilating the acquired services or products. These difficulties could disrupt our current business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing shareholders.

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

     We may not be able to compete successfully against current or future competitors, and the competitive pressures that we face may cause our business and financial results to suffer. Our principal current competitor is Forrester Research, Inc. In 1999, Gartner Group, Inc., our largest stockholder, began competing directly in providing research products related to Internet commerce. Although Gartner Group has not been actively involved in our day-to-day operations since it first invested in us in October 1997, we have provided them with select confidential and proprietary data. As a result, Gartner Group could use this confidential and proprietary data in developing and marketing competing products and services. A number of other companies compete with us in providing research and analysis related to a specific industry or geographic area. In addition, our competitors include information technology research firms, business consulting and accounting firms, electronic and print publishing companies and equity analysts employed by financial services companies.

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

     Our current and potential competitors include many companies that have substantially greater financial, information gathering and marketing resources than we have. For example, Gartner Group and Forrester Research each had higher revenues than we did during 1999, and each currently has greater marketing resources than we have. This may allow them to devote greater resources than we can to the promotion of their brand and to the development and sale of their products and services. We cannot assure you that we will be able to compete successfully against current and future competitors.

WE COULD FACE ADDITIONAL RISKS AND CHALLENGES IF WE CONTINUE TO EXPAND INTERNATIONALLY.

     Our business plan calls for accelerated international growth. For example, we recently announced an agreement to enter into a joint venture to launch operations in Japan and expect to open offices in Munich, Germany and Sydney, Australia in the second quarter of 2000. Expansion into new geographic territories requires considerable management and financial resources and may negatively impact our near-term results of operations.

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

     We also rely on local distributors in various countries, including Singapore, Brazil and Israel, to distribute our Research Services, and we expect our joint venture with Hikari Tsushin Capital, a wholly-owned subsidiary of Hikari Tsushin, Inc., to provide us with a local presence in Japan to sell our research and advisory services. If any of these distribution arrangements are terminated, or if our joint venture agreement is terminated, we cannot assure you that we will able to replace the terminated arrangement with an equally beneficial arrangement. We also intend to enter into additional distribution arrangements in other countries but we cannot assure you that we will be able to do so on acceptable terms. Our receipt of revenues from these distribution arrangements and our joint venture agreement may also be dependent on factors which are beyond our control, including the efforts of the distributors and our joint venture partner.

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO MAINTAIN OR ENHANCE AWARENESS OF THE JUPITER BRAND OR IF WE INCUR EXCESSIVE EXPENSES ATTEMPTING TO PROMOTE THE JUPITER BRAND.

     We expect to expand our marketing activities to promote and strengthen the Jupiter brand. Promoting and strengthening the Jupiter brand is critical to our efforts to attract and retain clients for our research products, as well as to increase attendance at our conferences. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote the Jupiter brand, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain the Jupiter brand, or incur excessive expenses attempting to promote and maintain the Jupiter brand, our business and financial results may suffer.

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

DISRUPTION OF OUR WEB SITE DUE TO SECURITY BREACHES AND SYSTEM FAILURES COULD HARM OUR BUSINESS AND RESULT IN CLIENT CANCELLATIONS.

     Our infrastructure and the infrastructure of our service providers are vulnerable to security breaches, computer viruses or similar disruptive problems and system failures. These systems are also subject to telecommunications failures, power loss and various other events. Any of these events, whether intentional or accidental, could lead to interruptions or disruptions in the general operation of our business. In addition, any of these events could also lead to interruptions, delays or cessation of operation of our Web site, which provides access to and distribution of many of our research products and services. For example, many of our Research Services clients pay us so that their employees can read our research solely on our Web site. As a result, providing unimpeded access to our Web site is critical to servicing our clients and providing superior customer service. Our inability to provide continuous access to our Web site could cause some of our clients to discontinue purchasing our research products and services, prevent or deter some people from purchasing our research products and services and harm our business reputation.

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

OUR DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER US.

     As of March 20, 2000, our officers, directors and existing stockholders who owned greater than 5% of our outstanding common stock, and entities affiliated with them, in the aggregate, beneficially owned approximately 68.9% of our common stock. Specifically, Gartner Group, our largest stockholder, beneficially owned approximately 23.6% of our common stock. These stockholders acting together are, and Gartner Group acting alone may be, able to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or other business combination.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE

     Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline and could impair our ability to raise additional capital through the sale of equity securities.

OUR STOCK HAS EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, PRICE AND VOLUME FLUCTUATIONS.

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the market prices of the securities of Internet-related companies have been especially volatile. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of our common stock regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

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

WE DO NOT PLAN TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 2.  PROPERTIES

     Our headquarters are currently located in a leased facility in New York, New York, consisting of approximately 32,500 square feet of office space. We also lease office space in San Francisco, California, Los Altos, California, London, England and Stockholm, Sweden.

     We recently signed a lease for a new 112,000 square foot facility in New York City where we plan to consolidate our current offices in New York City plus provide for future growth. We are also in the process of acquiring office space in Munich, Germany and Sydney, Australia.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market under the symbol JPTR since our initial public offering on October 8, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

                                                                 HIGH     LOW
1999:                                                            ----     ---
Fourth Quarter (from October 8, 1999).......................    $47.38   $21.00

     On December 31, 1999, the last reported sale price of our common stock on the Nasdaq National Market was $30.25. On March 27, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $18.25.

                                    HOLDERS

     As of March 20, 2000, there were approximately 43 holders of record of our common stock.

                                DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

                    RECENT SALES OF UNREGISTERED SECURITIES

     In March 2000, we issued an aggregate of 579,790 shares of common stock in exchange for all the outstanding capital stock of Internet Research Group.

     In July 1999, we acquired all of the stock of Intelligence SE AB, a Swedish research company, in exchange for 137,000 Class B (Non-Voting) units with an aggregate value of $808,000.

     In October 1999, we acquired all of the stock of New Media Holdings PTY, Ltd. in exchange for 20,000 Class B (Non-Voting) units with an aggregate value of $320,000.

                            USE OF PROCEEDS FROM IPO

     On October 7, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-84175). On October 14, 1999, pursuant to this Registration Statement, we completed our initial public offering of 3,258,750 shares of our common stock (including 133,750 shares sold upon exercise of the underwriters' over-allotment option) at an initial public offering price of $21.00 per share. Proceeds to us from our initial public offering, after calculation of the underwriters' discount and commission of approximately $4.8 million and offering costs of $1.1 million, totaled approximately $62.5 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of December 31, 1999, none of the net proceeds from our initial public offering had been utilized.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated balance sheet data as of December 31, 1998 and 1999 and the selected consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements included elsewhere herein. The selected balance sheet data as of December 31, 1995, 1996 and 1997, and the statement of operations data for 1995 and 1996, have been derived from our audited financial statements not included herein. You should read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes to those statements included elsewhere herein.

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1995       1996       1997       1998       1999
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Research Services...............................  $    237   $    566   $  1,850   $  6,183   $ 23,134
  Conferences.....................................     2,024      2,686      3,426      4,890     11,270
  Other...........................................     1,439      3,000      3,229      3,675      3,680
                                                    --------   --------   --------   --------   --------
    Total revenues................................     3,700      6,252      8,505     14,748     38,084
Cost of services and fulfillment..................     2,893      4,687      6,259      9,676     16,898
                                                    --------   --------   --------   --------   --------
    Gross profit..................................       807      1,565      2,246      5,072     21,186
Other operating expenses..........................
  Sales and marketing.............................       254        514      1,558      3,173     11,384
  General and administrative......................       990      1,589      2,855      3,897     10,099
  Depreciation and amortization...................        35         75        100        193      1,278
                                                    --------   --------   --------   --------   --------
    Total other operating expenses................     1,279      2,178      4,513      7,263     22,761
                                                    --------   --------   --------   --------   --------
Interest income...................................        --         --         17         54        743
                                                    --------   --------   --------   --------   --------
Loss before income taxes..........................      (472)      (613)    (2,250)    (2,137)      (832)
Income tax benefit................................        --         --         --         --        202
                                                    --------   --------   --------   --------   --------
Net loss..........................................  $   (472)  $   (613)  $ (2,250)  $ (2,137)  $   (630)
                                                    ========   ========   ========   ========   ========
Pro forma basic and diluted net loss per common
  share(1)........................................                                   $  (0.21)  $  (0.05)
                                                                                     ========   ========
Pro forma weighted average common shares
  outstanding(1)..................................                                     10,318     11,565
SELECTED CONSOLIDATED OPERATING DATA:
Number of Research Services contracts.............        13         66        145        421        987
Total contract value (in thousands)...............  $    315   $    923   $  2,509   $ 11,666   $ 40,081
Research Services deferred revenue (in
  thousands)......................................  $     78   $    313   $    614   $  5,639   $ 21,908
Number of employees...............................        18         61         88        142        270
Number of conferences.............................         6          7          8          9         10

---------------
(1) Pro forma basic and diluted net loss per common share is computed by dividing net loss by the pro forma weighted average number of shares of common stock. Pro forma weighted average number of shares of common stock gives effect to our reorganization from an LLC to a "C" corporation as though the reorganization had occurred as of January 1, 1998. Pro forma weighted average shares do not include any common stock equivalents because inclusion of common stock equivalents would have been anti-dilutive.

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1995       1996       1997       1998       1999
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.........................  $      4   $      8   $  1,614   $    216   $ 57,222
Working capital...................................      (572)    (1,166)      (553)    (3,376)    55,029
Total assets......................................       907      1,474      3,463      6,867     97,180
Convertible notes payable.........................        --         --         --         --      3,500
Stockholders' equity/members' deficiency..........      (405)      (714)         9     (2,129)    61,498

ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors."

OVERVIEW

     We provide research and advice on Internet commerce. Senior executives at our client companies utilize our research to make informed business decisions in a complex and rapidly changing Internet economy. Our research, which is focused solely on the global Internet economy, provides our clients with comprehensive views of industry trends, forecasts and best practices. Our analysis, supported by proprietary data, emphasizes specific, actionable findings.

     Our revenues consist of Research Services, conferences and other revenues. For the year ended December 31, 1999, Research Services represented approximately 60.7% of our total revenues. Jupiter Research Services is a combination of proprietary written analysis, supporting data and access to our analysts. We typically bill clients annually in advance and deliver the products and services over the term of the contract. We also produce a wide range of conferences which offer senior executives the opportunity to hear first-hand the insights of our analysts and the leading decision makers in the Internet and technology industries. Conference revenues consist of revenues from individual attendees, sponsors, which display their logo in our conference program and/or host a reception, and exhibitors, which receive a booth to promote their companies. For the year ended December 31, 1999, conferences represented approximately 29.6% of our total revenues. Other revenues, which consist primarily of book-length studies, newsletters and custom research, represented approximately 9.7% of our total revenues for the year ended December 31, 1999.

     Research Services contracts are renewable contracts, typically annual, and payable in advance. Accordingly, a substantial portion of our billings is initially recorded as deferred revenue and amortized into revenue over the term of the contract. Commission expense related to Jupiter Research Services is also initially deferred and amortized into expense over the contract period in which the related revenues are earned and amortized to income. Our contracts are non-cancelable and non-refundable. Billings attributable to our conferences and other products and services are initially recorded as deferred revenue and recognized upon the completion of the event or project.

     We have experienced rapid growth since our organization, and particularly since our decision in late 1996 to focus our business on Research Services, formerly known as Strategic Planning Services or SPS. Between 1995 and 1999, our total revenues have grown from $3.7 million to $38.1 million, a compound annual growth rate of 79.1%. For the year ended December 31, 1999, our revenues of $38.1 million represented an increase of 158.2% over revenues of $14.7 million for the year ended December 31, 1998. The number of our Jupiter Research Services contracts has increased from 421 as of December 31, 1998 to 987 as of December 31, 1999. Our total contract value has increased from $11.7 million on December 31, 1998 to $40.1 million on December 31, 1999. We believe that total contract value is a meaningful measure of the volume of our business. Total contract value represents the annualized value of all outstanding Research Services contracts without regard to the remaining duration of such contracts. Total contract value, however, does not necessarily correlate to deferred revenue. Deferred revenue represents unamortized revenue remaining on all outstanding and billed contracts. As of December 31, 1999, deferred revenue related to Research Services contracts totaled $21.9 million, which was 54.7% of our total contract value as of such date.

     To date, a substantial portion of expiring Research Services contracts have been renewed for an equal or higher amount. Approximately 76% of contracts expiring during the year ended December 31, 1999 were renewed and approximately 97% of these contracts were renewed for an equal or larger dollar amount. With this high customer renewal rate, we believe we have a growing base of recurring revenues from our Research Services.

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

     We have incurred net losses since our formation. Our net loss was $613,000 in 1996, $2.3 million in 1997, $2.1 million in 1998 and $630,000 in 1999. As of
December 31, 1999, we had an accumulated deficit of $1.3 million. We expect to incur significant expenditures in the future associated with our domestic and international expansion strategies. In particular, we intend to continue to expand our research and sales personnel, and we intend to continue to invest in technology, leasehold improvements and the development of additional research practices and modules.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations for the years ended December 31, 1997, 1998 and 1999:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1997      1998     1999
                                                              ------    ------    -----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Research Services.........................................    21.7%     41.9%    60.7%
  Conferences...............................................    40.3      33.2     29.6
  Other.....................................................    38.0      24.9      9.7
                                                              ------    ------    -----
     Total revenues.........................................   100.0     100.0    100.0
Cost of services and fulfillment............................    73.6      65.6     44.4
                                                              ------    ------    -----
  Gross profit..............................................    26.4      34.4     55.6
Other operating expenses:
  Sales and marketing.......................................    18.3      21.5     29.9
  General and administrative................................    33.6      26.4     26.5
  Depreciation and amortization.............................     1.2       1.3      3.4
                                                              ------    ------    -----
     Total other operating expenses.........................    53.1      49.2     59.8
                                                              ------    ------    -----
Interest income.............................................     0.2       0.3      2.0
                                                              ------    ------    -----
Loss before income taxes....................................  (26.5)    (14.5)    (2.2)
Income tax benefit..........................................      --        --      0.5
                                                              ------    ------    -----
Net loss....................................................   (26.5)%   (14.5)%   (1.7)%
                                                              ======    ======    =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Revenues. Total revenues increased 158.2% to $38.1 million in 1999 from $14.7 million in 1998 and 73.4% to $14.7 million in 1998 from $8.5 million in 1997. Jupiter Research Services revenues increased by 274.1% to $23.1 million in 1999 from $6.2 million in 1998. This increase is attributable primarily to an increase in the number of Research Services contracts to 987 at December 31, 1999 from 421 at December 31, 1998 and an increase in average contract value to $40,600 at December 31, 1999 from $27,700 at December 31, 1998. Research Services revenues increased by 234.2% to $6.2 million in 1998 from $1.9 million in 1997. This increase is attributable primarily to an increase in the number of Research Services contracts to 421 at December 31, 1998 from 145 at December 31, 1997 and an increase in average contract value to $27,700 at December 31, 1998 from $17,300 at December 31, 1997.

     The increase in Research Services revenues in these periods reflects an increase in the number of users at, and Research Services offered to and purchased by, our client companies. Total contract value increased to $40.1 million at December 31, 1999 from $11.7 million at December 31, 1998 and $2.5 million at December 31, 1997. The Research Services deferred revenue related to the contract value at December 31, 1999, December 31, 1998 and December 31, 1997 was $21.9 million, $5.6 million and $614,000, respectively.

     Conference revenues increased 130.5% to $11.3 million in 1999 from $4.9 million in 1998 and 42.7% to $4.9 million in 1998 from $3.4 million in 1997. These revenues reflect the results of ten conferences in 1999, nine in 1998 and eight in 1997. These increases are attributable to increases in average attendee, sponsor and exhibitor revenues, as well as the production of one additional conference in each year.

     Other revenues were unchanged at $3.7 million in 1999 and 1998. This reflects an increase in revenues from custom research and other miscellaneous revenue sources, offset by a decrease in newsletter revenues, which reflect the fact that we ceased publication of our Internet Business Report newsletter. Other revenues increased 13.8% to $3.7 million in 1998 from $3.2 million in 1997. This increase reflects an increase in revenues from custom research and book-length studies, offset in part by a small decrease in newsletter revenues.

     Cost of Services and Fulfillment. Cost of services and fulfillment increased 74.6% to $16.9 million in 1999 from $9.7 million in 1998. The increase in this period was attributable to the overall growth of our business, in particular the increased research staffing for new and existing Research Services. These expenses increased 54.6% to $9.7 million in 1998 from $6.3 million in 1997. The increase in this period was attributable to increased costs for producing conferences and other direct products, and for increases in research staffing. Gross margin increased to 55.6% in 1999 from 34.4% in 1998 and increased to 34.4% in 1998 from 26.4% in 1997 because the growth in our client base and new business exceeded the growth in the cost of providing our research services and conferences.

     Sales and Marketing. Sales and marketing expenses increased 258.8% to $11.4 million in 1999 from $3.2 million in 1998. The increase in this period was primarily attributable to an increased number of sales personnel and the corresponding commission costs associated with increased revenues, as well as increased promotional costs for our Research Services products. Sales and marketing expenses increased 103.7% to $3.2 million in 1998 from $1.6 million in 1997. The expense increase in this period was primarily attributable to increased personnel in the marketing area to support an increased direct mail effort. As a percentage of total revenues, these expenses increased to 29.9% in 1999 from 21.5% in 1998 and increased to 21.5% in 1998 from 18.3% in 1997.

     General and Administrative. General and administrative expenses increased 159.2% to $10.1 million in 1999 from $3.9 million in 1998. This increase was primarily attributable to significantly increased personnel in the information technology, finance, human resource and operations areas, as well as increased costs associated with basic office operations, including rent and telecommunications, higher costs for professional fees and increased travel costs. General and administrative expenses increased 36.5% to $3.9 million in 1998 from $2.9 million in 1997. The expense increase in this periods was primarily attributable to increased staffing for the finance, human resources and operations areas. As a percentage of total revenues, these expenses increased to 26.5% in 1999 from 26.4% in 1998 due to revenues increasing at a slightly slower rate and decreased to 26.4% in 1998 from 33.6% in 1997 due to revenues increasing at a greater rate.

     Depreciation and Amortization. Depreciation and amortization expense increased 562.2% to $1.3 million in 1999 from $193,000 in 1998. This increase was primarily caused by increased investment in capital assets, such as leasehold improvements and IT infrastructure, as well as by amortization of goodwill related to acquisitions in Sweden and Australia, the acquisition of 45% of the Plug-In conference from our conference partners and deferred compensation costs. Depreciation and amortization expense increased 93.0% to $193,000 in 1998 from $100,000 in 1997 due to higher spending on leasehold improvements and IT infrastructure.

     Interest Income. Interest income increased to $743,000 in 1999 from $54,000 in 1998. This increase was caused by the investment of the net proceeds from our initial public offering, all of which were invested in short-term, highly liquid investment-grade securities. Interest income increased 217.6% to $54,000 in 1998 from $17,000 in 1997 due to higher average cash balances maintained by the company in various bank accounts.

INCOME TAXES

     No provision or benefit for federal or state income taxes has been recorded for the net operating losses we incurred in the years ended December 31, 1997 and 1998. In addition, no net operating losses incurred in 1999 prior to the closing of our initial public offering will be recorded on our federal or state tax returns because our company was a limited liability company for tax purposes during these periods and all taxable losses were allocated to the members for reporting on their income tax returns. For the period subsequent to our initial public offering, we have recorded a tax benefit of $202,000, after reflecting a valuation allowance to reduce the deferred tax assets due to our history of operating losses and the uncertainty regarding whether the deferred tax benefit will be realized.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS DATA

     The following tables set forth unaudited quarterly statement of operations data for each of the eight quarters in the two year period ended December 31, 1999 and such data expressed as a percentage of total revenues. We believe that we have prepared these data on the same basis as our audited financial statements in this prospectus, and have included all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations for these interim periods. You should read these interim financial data together with our audited financial statements and the notes to those statements in this prospectus. Our historical results of operations do not necessarily indicate the results of operations we will achieve in the future, and our results of operations for interim periods do not necessarily indicate the results of operations for any future period. Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. See "Risk
Factors -- Our operating results may fluctuate in future periods which may cause volatility or a decline in the price of our stock."

                                                               THREE MONTHS ENDED
                                   --------------------------------------------------------------------------
                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                     1998        1998         1998            1998         1999        1999
                                                                 (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Research Services..............   $   762    $ 1,233       $1,757          $2,431       $3,447      $4,719
  Conferences....................       888      1,091        2,354             557        1,724       2,829
  Other..........................       955        978        1,012             730          845         827
                                    -------    -------       ------          ------       ------      ------
    Total revenues...............     2,605      3,302        5,123           3,718        6,016       8,375
  Cost of services and
    fulfillment..................     2,091      2,191        3,127           2,267        2,955       3,899
                                    -------    -------       ------          ------       ------      ------
  Gross profit...................       514      1,111        1,996           1,451        3,061       4,476
Other operating expenses:
  Sales and marketing............       611        702          842           1,018        1,750       2,258
  General and administrative.....       863        958        1,084             992        1,511       1,840
  Depreciation and
    administration...............        48         49           48              48          124         193
                                    -------    -------       ------          ------       ------      ------
    Total other operating
      expenses...................     1,522      1,709        1,974           2,058        3,385       4,291
                                    -------    -------       ------          ------       ------      ------
Interest income..................         4          2            2              46            3           6
                                    -------    -------       ------          ------       ------      ------
Income (loss) before income
  taxes..........................    (1,004)      (596)          24            (561)        (321)        191
Income tax benefit...............        --         --           --              --           --          --
                                    -------    -------       ------          ------       ------      ------
  Net income (loss)..............   $(1,004)   $  (596)      $   24          $ (561)      $ (321)     $  191
                                    =======    =======       ======          ======       ======      ======

                                        THREE MONTHS ENDED
                                   ----------------------------
                                   SEPTEMBER 30,   DECEMBER 31,
                                       1999            1999
                                          (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Research Services..............     $6,385         $ 8,583
  Conferences....................      5,340           1,377
  Other..........................        921           1,088
                                      ------         -------
    Total revenues...............     12,646          11,048
  Cost of services and
    fulfillment..................      5,520           4,524
                                      ------         -------
  Gross profit...................      7,126           6,524
Other operating expenses:
  Sales and marketing............      3,134           4,242
  General and administrative.....      2,963           3,788
  Depreciation and
    administration...............        266             695
                                      ------         -------
    Total other operating
      expenses...................      6,363           8,725
                                      ------         -------
Interest income..................         26             708
                                      ------         -------
Income (loss) before income
  taxes..........................        789          (1,493)
Income tax benefit...............         --             202
                                      ------         -------
  Net income (loss)..............     $  789         $(1,291)
                                      ======         =======

                                                               THREE MONTHS ENDED
                                   --------------------------------------------------------------------------
                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                     1998        1998         1998            1998         1999        1999
STATEMENT OF OPERATIONS DATA:
Revenues:
  Research Services..............      29.3%      37.3%        34.3%           65.4%        57.3%       56.3%
  Conferences....................      34.1       33.0         45.9            15.0         28.7        33.8
  Other..........................      36.7       29.6         19.8            19.6         14.0         9.9
                                    -------    -------       ------          ------       ------      ------
    Total revenues...............     100.0      100.0        100.0           100.0        100.0       100.0
  Cost of services and
    fulfillment..................      80.3       66.4         61.0            61.0         49.1        46.6
                                    -------    -------       ------          ------       ------      ------
  Gross profit...................      19.7       33.6         39.0            39.0         50.9        53.4
Other operating expenses:
  Sales and marketing............      23.5       21.3         16.4            27.4         29.1        27.0
  General and administrative.....      33.1       29.0         21.2            26.7         25.1        22.0
  Depreciation and
    amortization.................       1.8        1.5          0.9             1.3          2.1         2.3
                                    -------    -------       ------          ------       ------      ------
    Total other operating
      expenses...................      58.4       51.8         38.5            55.4         56.3        51.2
                                    -------    -------       ------          ------       ------      ------
Interest income..................       0.2        0.1           --             1.2           --         0.1
                                    -------    -------       ------          ------       ------      ------
Income (loss) before income
  taxes..........................     (38.4)     (18.0)         0.5           (15.1)        (5.3)        2.3
Income tax benefit...............        --         --           --              --           --          --
  Net income (loss)..............     (38.5)%    (18.0)%        0.5%          (15.1)%       (5.3)%       2.3%
                                    =======    =======       ======          ======       ======      ======

                                        THREE MONTHS ENDED
                                   ----------------------------
                                   SEPTEMBER 30,   DECEMBER 31,
                                       1999            1999
STATEMENT OF OPERATIONS DATA:
Revenues:
  Research Services..............       50.5%          77.7%
  Conferences....................       42.2           12.5
  Other..........................        7.3            9.8
                                      ------          -----
    Total revenues...............      100.0          100.0
  Cost of services and
    fulfillment..................       43.7           40.9
                                      ------          -----
  Gross profit...................       56.3           59.1
Other operating expenses:
  Sales and marketing............       24.8           38.4
  General and administrative.....       23.4           34.3
  Depreciation and
    amortization.................        2.1            6.3
                                      ------          -----
    Total other operating
      expenses...................       50.3           79.0
                                      ------          -----
Interest income..................        0.2            6.4
                                      ------          -----
Income (loss) before income
  taxes..........................        6.2          (13.5)
Income tax benefit...............         --            1.8
  Net income (loss)..............        6.2%         (11.7)%
                                      ======          =====

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private placements of equity securities and the sale of common stock in our initial public offering. Net cash provided by operating activities increased to $7.6 million for the year ended December 31, 1999 versus net cash used in operating activities of $557,000 for the year ended December 31, 1998, due principally to an increased level of business activity.

     Net cash used in investing activities increased to $13.6 million for the year ended December 31, 1999 from $838,000 for the year ended December 31, 1998 due to investments made in investment-grade securities. In addition, we increased capital expenditures for leasehold improvements, other computer hardware and capitalizable software.

     Net cash provided by financing activities increased to $63.0 million for the year ended December 31, 1999 versus net cash used in financing activities of $3,000 for the year ended December 31, 1998. The increase was due to the successful completion of our initial public offering, which resulted in net proceeds to us of $62.4 million, as well as to proceeds received from the exercise of unit options.

     As of December 31, 1999, we had $57.2 million in cash and cash equivalents, and $8.9 million invested in highly liquid investment-grade securities. We have a $3.0 million committed line of credit, secured by substantially all of our assets, under which there were no outstanding balances as of December 31, 1999. As of December 31, 1999 none of the $62.4 million in net proceeds from our initial public offering had been utilized.

     We expect to spend approximately $13 million in 2000 on technology, including computer system enhancements, leasehold improvements, expansion of operations and telecommunications upgrades. We anticipate that we will continue to increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. In addition, we anticipate that we will continue to evaluate investments in other businesses, and continue to expand our sales and marketing programs and conduct more aggressive brand promotions, any of which could reduce our liquidity. We also anticipate that we will continue to experience growth in our operating expenses to support our revenue growth, including the introduction of new Research Services.

     We believe that the net proceeds of this offering, together with our available funds, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     Our financial exposure due to the effects of fluctuations in foreign currency rates is not material.

RECENT ACCOUNTING PRONOUNCEMENTS

     We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in our audited financial statements and the notes to those statements on this report.

EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 1998 and 1999, inflation has not had a significant impact on our results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Currency Rate Fluctuation. Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

     Market Risk. Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

     Interest Rate and Credit Risks. Our exposure to market rate risk for changes in the interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. We protect and preserve our invested fund by limiting default, market and reinvestment risk.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in their interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          JUPITER COMMUNICATIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
Independent Auditors' Report................................   33
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   34
Consolidated Statement of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................   35
Consolidated Statements of Stockholders Equity/Members
  Deficiency for the years ended December 31, 1997, 1998 and
  1999......................................................   36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................   37
Notes to Consolidated Financial Statements..................   38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Jupiter Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Jupiter Communications Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity/members' deficiency and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Communications Inc. and subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP

New York, New York
February 7, 2000

                          JUPITER COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,        DECEMBER 31,
                                                                  1998                1999
                                                              ------------        ------------
ASSETS

Current assets:
     Cash and cash equivalents..............................   $  216,144          $57,222,154
     Short-term investments.................................           --           8,852,937
     Accounts receivable, less allowance for doubtful
       accounts of $37,915 and $113,392 in 1998 and 1999,
       respectively.........................................    4,579,856          17,849,722
     Prepaid expenses and other current assets..............      797,168           3,156,851
                                                               ----------          ----------
               Total current assets.........................    5,593,168          87,081,664
Property and equipment, net.................................    1,071,432           5,131,095
Goodwill and other intangible assets, net...................       54,791           4,526,071
Other assets................................................      147,630             440,744
                                                               ----------          ----------
               Total assets.................................   $6,867,021          $97,179,574
                                                               ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS DEFICIENCY

Current liabilities:
     Accounts payable.......................................   $1,241,618          $2,764,013
     Accrued expenses.......................................      208,843           1,178,619
     Accrued compensation...................................      841,624           2,515,680
     Deferred revenue.......................................    6,677,233          25,594,018
                                                               ----------          ----------
               Total current liabilities....................    8,969,318          32,052,330
Deferred rent...............................................       26,477             129,716
Convertible notes payable...................................           --           3,500,000

Common stock, $0.001 par value: 100,000,000 shares
  authorized, 14,499,573 shares issued and outstanding at
  December 31, 1999.........................................           --              14,500
Additional paid-in capital..................................    3,506,265          63,212,533
Deferred compensation.......................................           --            (504,819)
Accumulated deficit.........................................   (5,635,039)         (1,290,623)
Accumulated other comprehensive income......................           --              65,937
                                                               ----------          ----------
               Total stockholders' equity/members'
                 deficiency.................................   (2,128,774)         61,497,528
Commitments and contingencies...............................           --                  --
                                                               ----------          ----------
               Total liabilities and stockholders'
                 equity/members' deficiency.................   $6,867,021          $97,179,574
                                                               ==========          ==========

          See accompanying notes to consolidated financial statements.

                          JUPITER COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                     1997            1998            1999
                                                     ----            ----            ----
Revenues:
     Research Services..........................  $1,850,154      $6,183,188      $23,133,867
     Conferences................................   3,426,079       4,889,703      11,269,950
     Other......................................   3,228,919       3,674,934       3,680,468
                                                  ----------      ----------      ----------
               Total revenues...................   8,505,152      14,747,825      38,084,285
Cost of services and fulfillment................   6,259,433       9,675,838      16,897,660
                                                  ----------      ----------      ----------
               Gross profit.....................   2,245,719       5,071,987      21,186,625
Other operating expenses:
     Sales and marketing........................   1,557,676       3,173,368      11,383,673
     General and administrative expenses........   2,855,589       3,897,096      10,100,267
     Depreciation and amortization..............      99,751         193,410       1,278,241
                                                  ----------      ----------      ----------
               Total other operating expenses...   4,513,016       7,263,874      22,762,181
Interest income.................................      17,000          54,506         743,484
Loss before income taxes........................  (2,250,297)     (2,137,381)       (832,072)
Income tax benefit..............................          --              --         202,000
                                                  ----------      ----------      ----------
               Net loss.........................  $(2,250,297)    $(2,137,381)    $ (630,072)
                                                  ==========      ==========      ==========
Pro forma basic and diluted net loss per common
  share.........................................                  $    (0.21)     $    (0.05)
                                                                  ==========      ==========
Pro forma weighted average common shares
  outstanding...................................                  10,318,359      11,564,816
                                                                  ==========      ==========

          See accompanying notes to consolidated financial statements.

                          JUPITER COMMUNICATIONS, INC.

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/MEMBERS' DEFICIENCY
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1999

                                      COMMON STOCK                                                ACCUMULATED          TOTAL
                                   ------------------  ADDITIONAL                                    OTHER         STOCKHOLDERS'
                                     NUMBER     PAR     PAID-IN       DEFERRED     ACCUMULATED   COMPREHENSIVE    EQUITY/MEMBERS
                                   OF SHARES   VALUE    CAPITAL     COMPENSATION     DEFICIT         INCOME         DEFICIENCY
                                   ---------   -----   ----------   ------------   -----------   -------------    --------------
Balance at December 31, 1996.....          --      --     533,051             --   (1,247,361)               --       (714,310)
Contributions made by members....                       2,996,175                                                    2,996,175
Distributions paid to members....                         (22,961)                                                     (22,961)
Net loss.........................                                                  (2,250,297)                      (2,250,297)
                                   ----------  ------  ----------   ------------   ----------    --------------     ----------
Balance at December 31, 1997.....          --      --   3,506,265             --   (3,497,658)               --          8,607
Net loss.........................                                                  (2,137,381)                      (2,137,381)
                                   ----------  ------  ----------   ------------   ----------    --------------     ----------
Balance at December 31, 1998.....          --      --   3,506,265             --   (5,635,039)               --     (2,128,774)
Exercise of member unit
  options........................                         500,000                                                      500,000
Issuance of units on acquisition
  of Intelligence AB.............                         808,300                                                      808,300
Exercise of employee unit
  options........................                          39,500                                                       39,500
Issuance of units on acquisition
  of New Media Holdings PTY
  Ltd............................                         320,000                                                      320,000
Issuance of unit options to
  employees......................                         576,937       (576,937)                                           --
Issuance of common stock on
  conversion from LLC to a "C"
  corporation....................  11,222,327  11,222  (4,985,710)                  4,974,488                               --
Initial public offering proceeds,
  net............................   3,258,750   3,259  62,433,167                                                   62,436,426
Amortization of deferred
  compensation...................                                         72,118                                        72,118
Exercise of stock option plans...      18,496      19      14,074                                                       14,093
Comprehensive loss:
  Net loss.......................                                                    (630,072)                        (630,072)
  Cumulative translation
    adjustment...................                                                                        65,937         65,937
                                                                                                                    ----------
      Total comprehensive loss...                                                                                     (564,134)
                                   ----------  ------  ----------   ------------   ----------    --------------     ----------
Balance at December 31, 1999.....  14,499,573  14,500  63,212,533       (504,819)  (1,290,623)           65,937     61,497,528
                                   ==========  ======  ==========   ============   ==========    ==============     ==========

          See accompanying notes to consolidated financial statements.

                          JUPITER COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997          1998          1999
                                                                 ----          ----          ----
Cash flows from operating activities:
    Net loss................................................  $(2,250,297)  $(2,137,381)  $  (630,072)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Equity loss from investment in Methodfive LLC.......      35,000        22,230         26,510
        Depreciation and amortization.......................      99,751       193,410      1,278,241
        Accretion of discount on convertible note payable...          --            --         57,377
        Provision for allowance for doubtful accounts.......      25,483       (13,568)        98,672
        Deferred tax asset..................................          --            --       (202,000)
        Changes in operating assets and liabilities, net of
          effect of acquisitions:
            Increase in accounts receivable.................    (328,142)   (3,430,058)   (13,379,720)
            (Increase) decrease in prepaid expenses and
              other current assets..........................      13,073      (656,106)    (2,329,067)
            (Increase) decrease in security deposits........       3,815       (79,589)      (117,624)
            Increase in accounts payable....................     397,337        38,040      1,375,400
            Increase in accrued expenses....................     298,300       606,858      2,594,592
            Increase in deferred revenue....................     657,280     4,902,230     18,736,891
            Increase (decrease) in deferred rent............     (13,138)       (3,016)       103,239
                                                              ----------    ----------    -----------
                Net cash provided by (used in) operating
                  activities................................  (1,061,538)     (556,950)     7,612,439
                                                              ----------    ----------    -----------
Cash flows from investing activities:
    Capital expenditures....................................    (206,842)     (838,037)    (4,893,654)
    Investment in Internet Content Report...................     (25,000)           --             --
    Investments in marketable securities....................          --            --     (8,852,937)
    Cash paid in connection with acquisition, net of cash
      acquired..............................................          --            --        103,425
                                                              ----------    ----------    -----------
                Net cash used in investing activities.......    (231,842)     (838,037)   (13,643,166)
                                                              ----------    ----------    -----------
Cash flows from financing activities:
    Proceeds from initial public offering, net..............          --            --     62,436,426
    Member contributions, net...............................   2,996,175            --             --
    Exercise of unit options................................          --            --        553,592
    Distributions paid to members...........................     (22,961)           --             --
    Repayment of notes payable..............................     (70,000)           --             --
    Principal payments under capital lease obligation.......      (3,447)       (2,919)            --
                                                              ----------    ----------    -----------
                Net cash provided by (used in) financing
                  activities................................   2,899,767        (2,919)    62,990,018
                                                              ----------    ----------    -----------
                Increase (decrease) in cash and cash
                  equivalents...............................   1,606,387    (1,397,906)    56,959,291
                                                              ----------    ----------    -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................          --            --         46,719
Cash and cash equivalents at beginning of year..............       7,663     1,614,050        216,144
                                                              ----------    ----------    -----------
Cash and cash equivalents at end of year....................  $1,614,050    $  216,144    $57,222,154
                                                              ==========    ==========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for interest..................       8,694        11,855             --
                                                              ==========    ==========    ===========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of intangible asset by issuance of convertible
  notes payable.............................................          --            --      3,442,623
Acquisition of goodwill acquired by issuance of stock.......          --            --      1,128,300

          See accompanying notes to consolidated financial statements.

                          JUPITER COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     Jupiter Communications, LLC (the "LLC") was organized on December 1, 1994 as a New York limited liability company. On October 8, 1999, in connection with the completion of our initial public offering, the LLC was merged with and into Jupiter Communications, Inc., a Delaware corporation ("Jupiter" or the "Company"). Jupiter is a new media research firm that provides comprehensive views of industry trends, forecasts and business decisions about the internet economy. The Company's research services encompass Jupiter Research Services, conferences, newsletters, book-length studies, and custom research reports and provide clients and customers with focused research and strategic planning support as they develop interactive products and services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) PRINCIPLES OF CONSOLIDATION

     The Company's consolidated financial statements as of and for the year ended December 31, 1999 include the accounts of the Company, the accounts of Intelligence SE AB("Intelligence"), a Swedish research company, from July 31, 1999 (date of acquisition) and the accounts of New Media Holdings PTY, Ltd.("New Media Holdings"), an Australian research company, from October 7, 1999 (date of acquisition). The consolidated financial statements for the prior year periods include only the accounts of Jupiter. All significant inter-company balances and transactions have been eliminated in consolidation.

  (b) USE OF ESTIMATES

     The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (c) CURRENCY TRANSLATION AND TRANSACTIONS

     The reporting currency for the Company is the United States Dollar (USD). The functional currency for the Company's operations is generally the applicable local currency. Accordingly, the assets and liabilities of the subsidiaries whose functional currency is other than the USD are included in the consolidated financial statements by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting year. The statements of operations and cash flows of such non-USD functional currency operations are translated at the average exchange rate for the reporting year. Translation gains or losses are accumulated as a separate component of stockholders' equity/ members' deficiency. Currency transaction gains or losses arising from transactions of the Company in currencies other than the functional currency are included in operations for each reporting period.

  (d) CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less at the time of acquisition to be cash equivalents. Cash equivalents at December 31, 1999 consist primarily of investments in highly rated debt securities. There were no cash equivalents at December 31, 1998.

  (e) SHORT-TERM INVESTMENTS

     Management determines the appropriate classification of marketable debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1999, the Company's investment portfolio consisted of marketable debt securities classified as held-to-maturity, as

                          JUPITER COMMUNICATIONS, INC.

management has both the intent and ability to hold these securities to maturity, and is carried at amortized cost, which approximates fair value. Income relating to these securities is reported as interest income.

  (f) IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair market value, less costs to sell.

  (g) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful life. Additions and major improvements are capitalized, whereas the cost of maintenance and repairs is charged to operations as incurred.

  (h) GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill, resulting from business acquisitions and other intangible assets are being amortized on a straight-line basis over their expected period of benefit ranging from three to five years. Goodwill and other intangible assets are stated net of total accumulated amortization of $95,209 and $451,742 at December 31, 1998 and December 31, 1999, respectively.

  (i) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenues approximated fair value because of the relatively short maturity of these instruments. At December 31, 1999, it was not practicable to estimate the fair value of the convertible notes payable for the acquisition of rights to profits from the Plug-in conference, because there were no quoted market prices.

  (j) STOCK-BASED COMPENSATION

     The company accounts for stock based compensation under the intrinsic-value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issues to Employees," and discloses the effect of the difference in applying the fair value based method of accounting on a pro-forma basis, as required by SFAS No.123 "Accounting for Stock-Based Compensation."

  (k) PRO FORMA BASIC AND DILUTED NET LOSS PER COMMON SHARE

     Pro forma basic and dilutive net loss per common share is computed by dividing net loss by the pro forma weighted average number of common shares outstanding for the period. Pro forma weighted average number of common shares gives effect to the Company's reorganization from a limited liability company to a corporation as though the organization had occurred as of January 1, 1998. Pro forma weighted

                          JUPITER COMMUNICATIONS, INC.

average number of common shares does not include any common stock equivalents because inclusion of common stock equivalents would have been anti-dilutive.

  (l) REVENUE AND DEFERRED REVENUE COMMISSION EXPENSE RECOGNITION

     Jupiter Research Services revenues are deferred and then reflected proportionally in operations over the term of the service period, which is generally up to one year. Conference revenues are reflected in operations when the conference occurs. Newsletter subscriptions are deferred and then reflected proportionally in operations over the term of the subscription, which is generally up to one year. Book-length studies and custom research are reflected in operations when the product is shipped.

     Deferred revenue is composed of prepaid Jupiter Research Services fees to be earned in the future over the term of the service period, prepaid conference sponsorship/exhibition fees to be earned from conferences held after the balance sheet date, and prepaid newsletter subscriptions to be earned in the future over the term of the subscriptions.

  (m) COST OF REVENUES AND COMMISSION EXPENSE RECOGNITION

     Cost of revenues is primarily comprised of cost of research analysts, direct costs incurred for conferences, payroll and travel related to Jupiter Research Services product. The Company records prepaid commissions related to Jupiter Research Services upon the signing of the contract and amortizes this corresponding prepaid commission expense over the contract period in which the related revenues are earned and amortized to income.

  (n) INCOME TAXES

     Prior to October 8, 1999, Jupiter Communications LLC (the "LLC") was treated as a partnership for income tax purposes, and accordingly, income or loss attributed to the LLC's operations was allocated to its members to be reported on their separate income tax returns. Tax net operating losses incurred during this period are not available to offset the Company's future taxable income, if any.

     On October 8, 1999, the LLC was merged with and into the Company, a Delaware corporation, and the surviving entity. Effective on this date, income taxes are accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

  (o) CREDIT RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash is deposited with high credit quality financial institutions and cash equivalents consist of highly rated debt securities. The Company's customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

                          JUPITER COMMUNICATIONS, INC.

     For each of the years in the three-year period ended December 31, 1999, no customer accounted for more than 10% of revenues generated by the Company, or of accounts receivable at December 31, 1999 and 1998.

  (p) NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in net income per share to the extent such shares are dilutive. Common stock equivalents were not included in loss per share for any periods presented since they are anti-dilutive.

  (q) RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 will be effective for the Company's fiscal year ending December 31, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The adoption of this standard has modified the Company's stockholders' equity and had no impact on the Company's results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. In the initial year of application, comparative information for earlier years must be restated. The Company has no reportable operating segments and adoption of this standard had no impact on the Company's financial statements.

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

                          JUPITER COMMUNICATIONS, INC.

  (r) RECLASSIFICATION

     Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

(3) ACQUISITIONS

  Intelligence SE AB

     On July 31, 1999, Jupiter acquired all of the stock of Intelligence, in exchange for 137,000 Class B (non-voting) units at an aggregate value of $808,300. The total purchase price for this transaction was $868,795, which includes expenses incurred by the Company of $60,495 related to the merger.

     Net liabilities acquired in the transaction were $133,151. The historical carrying amounts of such net liabilities approximated their fair value. The difference between the purchase price and the fair value of the acquired net liabilities of Intelligence was recorded as goodwill in the amount of $1,001,946 and is being amortized on a straight line basis over its estimated useful life of 4 years, the expected period of benefit.

  New Media Holdings PTY, Ltd.

     On October 7, 1999, Jupiter acquired all of the stock of New Media Holdings, in exchange for 20,000 Class B (non-voting) units at an aggregate value of $320,000. The total purchase price for this transaction was $383,244, which includes expenses incurred by the Company of $13,244 related to the merger and a $50,000 note receivable that was outstanding at time of acquisition.

     As there were no assets or liabilities at the time of the acquisition, the purchase price of $383,244 was recorded as goodwill, which is being amortized on a straight-line basis over its estimated useful life of 4 years, the expected period of benefit.

     The following unaudited pro forma consolidated financial information gives effect to the acquisition of Intelligence and New Media Holdings, as if they had occurred as of January 1, 1998, after giving effect to adjustment for amortization of goodwill. The pro forma financial information does not necessarily reflect the consolidated results of operations that would have occurred had the Company, Intelligence and New Media Holdings constituted a single entity during such periods:

                                                       1998           1999
                                                       ----           ----
Revenues..........................................  $14,910,825    $38,672,915
Net loss..........................................   (2,700,679)    (1,371,192)
Net loss per share................................        (0.26)         (0.12)

(4) PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1998         1999
                                                         ----         ----
Deferred Jupiter Research Services commissions.......  $632,406    $2,341,242
Prepaid conference expenses..........................   101,974       315,683
Other................................................    62,788       499,926
                                                       --------    ----------
                                                       $797,168    $3,156,851
                                                       ========    ==========

                          JUPITER COMMUNICATIONS, INC.

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                     ---------------------------
                                                        1998            1999
                                                        ----            ----
Computer equipment.................................  $  758,428      $ 3,341,164
Furniture and fixtures.............................     178,892          728,936
Office equipment...................................      96,623          295,897
Leasehold improvements.............................     385,603        1,962,803
                                                     ----------      -----------
                                                      1,419,546        6,328,800
Less accumulated depreciation and amortization.....    (348,114)      (1,197,705)
                                                     ----------      -----------
                                                     $1,071,432      $ 5,131,095
                                                     ==========      ===========

Depreciation and amortization expense for 1997, 1998 and 1999 was $ 73,084, $ 163,410 and $849,591, respectively.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 1995, the Company acquired substantially all of the assets of the Internet Business Report ("IBR") in exchange for a $140,000 promissory note, payment of which was completed during 1997. The purchase price of $140,000 was allocated as follows: $62,500 to the IBR subscriber list $62,500 to the IBR trademark; and $15,000 for the editorial costs which were subsequently written off. In 1999 the Company ceased publication of the Internet Business Report, and any remaining amounts allocated to the subscriber list and trademark were expensed.

     In September 1997, the Company purchased the rights and interests in the trademark "Internet Content Report" for $25,000. This included a subscriber list with information regarding current and former subscribers. The purchase price was allocated equally between the subscriber list and the trademark.

     In November 1999, the Company purchased substantially all of the rights to a portion of the net profits from "Plug-In," one of the annual conferences sponsored by the Company, as well as the trademark. The aggregate purchase price was $3.85 million, which was paid through the issuance of two $1.925 million zero-coupon convertible promissory notes with a maturity date of January 7, 2001. The trademark has been recorded at the present value of the convertible notes payable at $3,442,623.

                          JUPITER COMMUNICATIONS, INC.

     Goodwill and other intangible assets consist of the following:

                                                    DECEMBER 31,
                                            ----------------------------     ESTIMATED
                                                 1998            1999      LIFE OF ASSET
                                                 ----            ----      -------------
Goodwill:
     Sweden...............................  $             0    $1,001,946        4
     Australia............................                0      383,244         4
                                            ---------------    ---------
                                                          0    1,385,190
Internet Content Report:
     Subscriber list......................  $        12,500    $  12,500         5
     Trademark............................           12,500       12,500         5
                                            ---------------    ---------
                                                     25,000       25,000
Internet Business Report:
     Subscriber list......................           62,500       62,500         5
     Trademark............................           62,500       62,500         5
                                            ---------------    ---------
                                                    125,000      125,000
Plug-In Trademark.........................               --    3,442,623         3
                                            ---------------    ---------
Gross goodwill and intangible assets......          150,000    4,977,813
Less accumulated amortization.............          (95,209)    (451,742)
                                            ---------------    ---------
                                            $        54,791    $4,526,071
                                            ===============    =========

     Amortization expense for 1997, 1998 and 1999 was $ 26,667, $ 30,000 and $356,533, respectively.

(7) OTHER ASSETS

     Other assets consist of the following:

                                                           DECEMBER 31,
                                               ------------------------------------
                                                    1998                 1999
                                                    ----                 ----
Investment in Methodfive, LLC................  $        26,510      $             0
Security Deposits............................          121,120              238,744
Deferred Taxes Assets, non-current...........                0              202,000
                                               ---------------      ---------------
                                               $       147,630      $       440,744
                                               ===============      ===============

     Jupiter has an investment in Methodfive LLC ("Methodfive"), formerly the Myriad Agency, LLC, a Web site design and consulting company. For the years ended December 31, 1998 and 1999, Methodfive experienced a net loss from operations and the Company recorded its share of the loss in the accompanying consolidated statements of operations. Jupiter's cumulative interest in Methodfive as of December 31, 1998 and 1999 was approximately 17.4% and 8.0%, respectively, and has been accounted for under the equity method.

     As of December 31, 1999 the Company has fully written down its investment as a result of the current financial position and recurring losses of Methodfive. The Company has no future funding responsibilities with respect to Methodfive and has an 8.0% passive interest.

(8) CONVERTIBLE NOTES PAYABLE

     Notes payable reflects the two promissory notes issued on November 2, 1999, as consideration for purchase of additional rights to the net profits of the Plug-in conference. The aggregate purchase price of $3.85 million was paid to the Sellers through the issuance of two $1.925 million zero-coupon convertible

                          JUPITER COMMUNICATIONS, INC.

promissory notes. Each convertible promissory note provides for a maturity date of January 7, 2001 and allows the holder of each convertible promissory note to convert, at any time prior to the maturity date, all of the outstanding indebtedness into 55,000 shares of the Company's common stock or to redeem the notes for cash at a discount of 10% per annum, during the period commencing April 14, 2000 and ending on April 24, 2000. In addition, each convertible promissory note allows the Company after twelve months from the date of the notes, and under certain circumstances, to convert all of the outstanding indebtedness into shares of the Company's common stock and for the holder, under certain circumstances, to redeem in cash all or a portion of the outstanding indebtedness. These notes have been reflected as convertible notes payable on the consolidated balance sheet. In February 2000, the Company repaid one of the notes at its accreted value of $1,760,524 on that date.

(9) DEFERRED REVENUE

     Deferred revenue consists of the following:

                                                            DECEMBER 31,
                                                            ------------
                                                         1998         1999
                                                      ----------   -----------
Jupiter Research Services...........................  $5,638,847   $21,908,305
Conferences.........................................     783,912     3,111,032
Newsletter and other miscellaneous..................     254,474       574,681
                                                      ----------   -----------
                                                      $6,677,233   $25,594,018
                                                      ==========   ===========

(10) OTHER REVENUES

     Other revenues consist of the following:

                                                    DECEMBER 31,
                                         -----------------------------------
                                           1997         1998         1999
                                           ----         ----         ----
Book length studies....................  $1,518,545   $1,681,114   $1,807,971
Newsletter subscriptions...............  1,492,000    1,470,380      502,385
Custom research........................         --           --      990,000
Other..................................    218,374      523,440      380,112
                                         ---------    ---------    ---------
                                         $3,228,919   $3,674,934   $3,680,468
                                         =========    =========    =========

(11) STOCKHOLDERS' EQUITY/MEMBERS DEFICIENCY

     During October 1997, Gartner Group, Inc. ("acquirer") purchased 3,515,624 Class C units of the Company for $8 million from both the Company and existing members. The Company amended its operating agreement to allow current members to sell all or part of their units to the acquirer. During 1997, existing members sold 2,197,265 units for $5.0 million, and 1,318,359 units were purchased from the Company for $3.0 million and recorded as capital contributions by the Company, less $254,098 in offering costs. Class A and Class B units sold by existing members to the acquiror automatically converted to Class C units upon transfer on a one-for-one basis to the acquiror. Three members sold 100% of their units to the acquiror. In addition, during 1997 capital contributions of $250,273 were made by existing Class A and Class B equity members. During 1998, an existing member sold 333,333 units for $1.25 million to the acquiror. After completion of the transactions, the acquirer owned 37.3% of all outstanding units as of December 31, 1998, and has two seats on the Board of Directors.

                          JUPITER COMMUNICATIONS, INC.

     On July 31, 1999, the LLC acquired all of the stock of Intelligence, in exchange for 137,000 Class B units.

     On October 6, 1999, the LLC acquired all of the stock of New Media Holdings in exchange for 20,000 Class B units.

     On October 8, 1999, 100% of the members' units in the LLC were exchanged at the ratio of 1:1 for the common shares in Jupiter Communications, Inc. Total number of units exchanged for equal number of common shares was 11,222,327.

     On October 14, 1999, Jupiter completed its IPO, which resulted in the sale by the Company of 3,258,750 shares of common stock at $21.00 per share on the Nasdaq National Market. The Company's net proceeds from the IPO, after deducting underwriting discounts and offering expenses, were $62,433,167.

(12) OPTIONS

  1997 OPTION PLAN

     During 1997, the Company established the 1997 Employee Unit Option Plan (the "Plan"). Under the Plan, 1,590,000 Class B units shall be available for grant. In 1999, the equity members authorized an increase in the number of units reserved for issuance under the Plan from 1,590,000 to 2,750,000. Unit options may be granted to key employees of the Company upon selection by the managing members. The exercise price of a unit option shall be equal to the established fair market value of the unit at the time of grant, in accordance with the provisions of the Plan. These options vest ratably over a four-year period.

     All unit options have a fixed term determinable by the managing members, but no option shall be exercisable more than seven years after the date of grant. Option exercisability is subject to the terms and conditions as determined by the managing members. All unit options were granted with an exercise price equal to the fair market value on the date of grant.

     In July 1999, the Company issued 113,125 unit options to certain employees at $5.90 per unit. The fair value of the Company's unit during July 1999 was $11.00 per unit. Accordingly, the Company recorded deferred compensation of approximately $576,937, representing the difference between the deemed fair value of the Company's unit at the date of each grant and the exercise price of the related options. The amount is presented as a reduction of stockholders' equity/members' deficiency and amortized over the 4 year vesting period of the applicable units. The Company has amortized $72,118 of total deferred compensation in 1999.

     On conversion of the Company from the LLC to an incorporated company, all units were assumed by the incorporated company on a 1:1 ratio. No further options will be granted under this plan.

  1999 OPTION PLAN

     During 1999, the Company established the 1999 Stock Incentive Plan (the "1999 Plan"). Under the 1999 Plan, 5,000,000 shares will be available for grant or issuance. The exercise price per share shall be equal to the established fair market value per share at the time of the grant, in accordance with the provisions of the 1999 Plan. Options granted under the 1999 Plan vest ratably over a four-year period. No option shall be exercisable more than ten years after the date of grant.

                          JUPITER COMMUNICATIONS, INC.

     The activity under the combined Plans is as follows:

                                                                          WEIGHTED
                                                                UNIT      AVERAGE
                                                               OPTIONS    EXERCISE
                                                               GRANTED     PRICE
                                                              ---------   --------
Outstanding at December 31, 1996............................         --
Granted.....................................................    725,957    $ .50
                                                              ---------
Outstanding at December 31, 1997............................    725,957    $ .50
                                                              ---------
Granted.....................................................    563,000    $2.08
                                                              ---------
Outstanding at December 31, 1998............................  1,288,957    $1.19
                                                              ---------
Granted.....................................................  1,803,359    $7.64
Exercised...................................................    (97,496)   $ .55
Canceled....................................................   (134,238)   $3.21
                                                              ---------
Outstanding at December 31, 1999............................  2,860,582    $5.19
                                                              =========

     The Company applies APB No.25 and related interpretations in accounting for its stock options issued to employees. Under APB No.25, because the exercise price of the Company's employee stock options equal the fair value of the underlying common stock on the date of grant, no compensation cost has been recognized for its stock option grants to employees and directors except for the 113,125 unit options granted in July 1999. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No.123, the Company's net loss would have increased the pro forma amounts for each year indicated below:

                                                 1997          1998         1999
                                              -----------   -----------   ---------
Net Loss:
  As Reported...............................  $(2,250,297)  $(2,137,381)  $(630,072)
                                              ===========   ===========   =========
  Pro Forma.................................   (2,269,162)   (2,216,536)  (1,552,231)
                                              ===========   ===========   =========

     The resulting effect on the pro forma net loss disclosed for the year ended December 31, 1997, 1998, and 1999 is not likely to be representative of the effects on the net loss on a pro forma basis in the future years, because the pro forma results include the impact of only one and two years respectively, of grants and relating vesting, while subsequent years will include additional grants and vesting.

     The fair value of each option is estimated on the date of grant using the Black Scholes method option-pricing model with the following weighted average assumptions used for grants in 1997, 1998, 1999: dividend yield of zero (0%) percent, risk-free interest rate ranging from 6% to 8% and expected life of 4 years. As permitted under the provisions of SFAS No.123 and based on the historical lack of a public market for the Company's stock, no factor for volatility has been reflected in the option pricing calculation for 1997 and 1998. For 1999, the volatility factor is assumed to be 94.6%.

                          JUPITER COMMUNICATIONS, INC.

     The following table summarizes information about options outstanding under the Plan at December 31, 1999:

                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
-------------------------------------------------------------   ------------------------
                                   WEIGHTED        WEIGHTED                     WEIGHTED
                                   AVERAGE          AVERAGE                     AVERAGE
   RANGE OF        NUMBER         REMAINING        EXERCISE        NUMBER       EXERCISE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE      PRICE       EXERCISABLE     PRICE
--------------   -----------   ----------------    --------      -----------    --------
   $ 0.50          618,973        4.4 years       $     0.50         554,525     $0.50
   $ 1.75          396,125              5.4       $     1.75         144,938     $1.75
   $ 3.00          931,025              6.1       $     3.00          34,001     $3.00
   $ 5.90          455,625              6.5       $     5.90              --        --
   $11.00          109,000              6.7       $    11.00              --        --
   $16.00          240,000              6.9       $    16.00              --        --
$30.25-$38.50      109,834              9.9       $    31.30              --        --
                  --------                        -----------   -------------
                 2,860,582                        $     5.23         733,464
                  ========                        ===========   =============

     At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding unit options under the Plan was $0.50-$38.50 and 5.9 years, respectively.

     In addition to the units granted under the Plans, during November 1996, the Company granted unit investment options to three equity members in conjunction with contributions made by those equity members. A total of 667,968 unit investment options were granted at a weighted average exercise price of $0.75. All unit options were granted with an exercise price equal to the fair market value on the date of grant and were immediately vested. During 1999 all three equity members exercised all 667,968 unit investment options prior to the initial public offering.

(14) EMPLOYEE BENEFIT PLANS

  EMPLOYEE STOCK PURCHASE PLAN

     The 1999 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors and approved by the stockholders. The plan became effective concurrently with the IPO. The plan is designed to allow eligible employees of Jupiter and its participating subsidiaries to purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. A total of 500,000 shares may be issued under the plan.

     The plan will have a series of successive offering periods, each with a maximum duration of 24 months. However, the initial offering period will end on the last business day in October 2001. The next offering period will begin on the first business day in November 2001, and subsequent offering periods will be set by our compensation committee.

     A participant may contribute up to 15% of his or her cash earnings through payroll deductions and the accumulated payroll deductions will be applied to the purchase price of shares on the participant's behalf on each semi-annual purchase date (the last business day in April and October of each year). The purchase price will be 85% of the lower of the fair market value of our common stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date. The first purchase date will occur on the last business day in April 2000. In no event, however, may any participant purchase more than 850 shares, nor may all participants in the aggregate purchase more than 125,000 shares on any one semi-annual purchase date. Should the fair market value of the common stock on any semi-annual purchase date be less than the fair market value on the first day of the offering period, then the current offering period will automatically end and a new offering period will begin, based on the lower market value.

                          JUPITER COMMUNICATIONS, INC.

     As of December 31, 1999 contributions totaling $481,911 had been made to the ESPP and are reflected as accounts payable on the consolidated balance sheet.

  401(k) PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan for its employees. Employees who have completed one year of service and attained age 21 are eligible to participate. The Company makes a matching contribution equal to 50% for every one dollar of each participant's contribution and applies such matching percentage to the participant's salary reduction, up to 6% of the participant's compensation. During 1997, 1998 and 1999, the Company's matching contribution was $12,435, $38,882 and $145,351, respectively.

(15) COMMITMENTS AND CONTINGENCIES

  (a) OFFICE LEASES

     The Company leases office space at various locations. The future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are:

YEAR ENDING DECEMBER 31,
2000........................................................  $1,235,816
2001........................................................   1,201,361
2002........................................................   1,244,208
2003........................................................   1,271,483
2004........................................................     620,597
2005 and thereafter.........................................   2,725,293
                                                              ----------
                                                              $8,298,758
                                                              ==========

     Rent expense for the years ended December 31, 1997, 1998 and 1999 was $335,063, $303,061 and $751,413, respectively.

     During November 1999, the Company terminated its existing London operating lease agreement that was due to expire in April 2005 and signed a new thirteen-year operating lease agreement for a substantially larger parcel of office space. The lease agreement calls for monthly payments with no scheduled increase in succeeding periods, although the rent amount can be reviewed in November 2002 and November 2007. The future payments related to this new lease agreement are reflected in the above schedule.

     During January 1999, the Company terminated its existing New York operating lease agreements that were due to expire in May 2000 and December 2001 and signed a new five-year operating lease agreement with the same landlord. The new lease agreement covers the same office space as the terminated lease agreement as well as additional office space. In connection with this lease agreement, the Company received two months of free rent. The agreement also calls for scheduled increases in succeeding periods. As such, the Company records rent expense on a straight-line basis. The future payments related to this new lease agreement are reflected in the above schedule, and the deferred rent balance as of December 31, 1999 reflects the impact of the new lease.

                          JUPITER COMMUNICATIONS, INC.

  (b) EQUIPMENT LEASE

     Future minimum lease payments under non-cancellable operating leases as of December 31, 1999 are:

YEAR ENDING DECEMBER 31,
2000........................................................  $ 80,416
2001........................................................    80,416
2002........................................................    63,906
2003........................................................    33,960
2004........................................................     9,750
Thereafter..................................................        --
                                                              --------
          Total.............................................  $268,448
                                                              ========

(16) INCOME TAXES

     Income before provision for income taxes for the year ended December 31, 1999 consisted of:

Domestic Income -- LLC......................................  $   875,682
Domestic Loss -- Corporate..................................   (1,215,394)
Foreign Loss................................................     (492,360)
                                                              -----------
                                                              $  (832,072)
                                                              ===========

     The income tax benefit for the year ended December 31, 1999 of $202,000 is entirely due to deferred tax benefits. The Company had no income tax provision for the years ended December 31, 1997 and 1998, as it was a LLC during those years, and all taxes were the responsibility of the members.

     At December 31, 1999, for U.S. income tax purposes, the Company had approximately $736,000 of net operating loss carryforwards from October 8, 1999 through December 31, 1999. Such net operating losses begin expiring in 2019.

     The Company has determined that approximately $382,000 of net deferred tax assets at December 31, 1999 did not satisfy the realization criteria set forth in SFAS No. 109, Accounting for Income Taxes. Management believes that based on all available evidence, it is more likely than not that a portion of the deferred tax assets will not be realized. Accordingly, a valuation allowance was recorded to reduce the deferred tax assets to the amount expected to be realized.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities are presented below:

Deferred tax assets:
  Accounts receivable due to allowance for doubtful
     accounts...............................................  $  15,000
  Accrued expenses..........................................     55,000
  Fixed assets due to differences in book vs. tax
     depreciation...........................................     62,000
  U.S. net operating loss carryforwards.....................    314,000
  Foreign net operating loss carryforwards..................    138,000
                                                              ---------
     Gross deferred tax assets..............................    584,000

Valuation allowance.........................................   (382,000)
                                                              ---------
  Net deferred tax assets...................................  $ 202,000
                                                              =========

                          JUPITER COMMUNICATIONS, INC.

(17) SUBSEQUENT EVENTS -- UNAUDITED

     The Company has reached definitive agreements to acquire all of the stock of two privately held companies, Internet Research Group, and Net Market Makers, for an aggregate consideration of approximately $50.6 million in cash and common stock. The Company completed its acquisition of Internet Research Group in March 2000. The Company expects to close on the acquisition of Net Market Makers prior to April 15, 2000. The Company will record the acquisitions under the purchase method of accounting.

                                  SCHEDULE II

                          JUPITER COMMUNICATIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT     PROVISION                    BALANCE AT
                                                 BEGINNING     FOR DOUBTFUL                    END OF
                                                 OF PERIOD       ACCOUNTS      DEDUCTIONS      PERIOD
                                                 ----------    ------------    ----------    ----------
For the year ended December 31, 1997
  Allowance for doubtful accounts..............   $$26,000       $25,483        $     --      $ 51,483
                                                  =======        =======        ========      ========
For the year ended December 31, 1998
  Allowance for doubtful accounts..............   $51,483        $    --        $(13,568)     $ 37,915
                                                  =======        =======        ========      ========
For the year ended December 31, 1999
  Allowance for doubtful accounts..............   $37,915        $98,672        $(23,195)     $113,392
                                                  =======        =======        ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements.

          See Index to Consolidated Financial Statements and Supplementary Data on page 32.

        2. Financial Statement Schedules.

          See Index to Consolidated Financial Statements and Supplementary Data on page 32.

     (b) Reports on Form 8-K.

        None.

     (c) Exhibits.

NUMBER                           DESCRIPTION
------                           -----------
 2.1     Agreement and Plan of Merger and Reorganization, dated as of
         February 28, 2000, among Registrant, IRG Acquisition Corp.,
         Internet Research Group and the Shareholders of Internet
         Research Group (Incorporated by reference to Exhibit 2.1 of
         Registrant's Current Report on Form 8-K, filed with the SEC on March 30, 2000).
 2.2     Stock Purchase Agreement, dated as of February 28, 2000,
         among Registrant, Net Market Makers, Inc. and the
         Shareholders of Net Market Makers, Inc.(Incorporated by
         reference to Exhibit 2.2 of Registrant's Current Report on
         Form 8-K, filed with the SEC on March 30, 2000).
 3.1     Amended and Restated Certificated of Incorporation
         (Incorporated by reference to Exhibit 3.2 of Registrant's
         Registration Statement on Form S-1(Registration No.
         333-84175)(the "IPO Registration Statement")).
 3.2     Amended and Restated Bylaws (Incorporated by reference to
         Exhibit 3.4 of the IPO Registration Statement).
 4.1     Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement).
 4.2     Please see Exhibits 3.1 and 3.2 for provisions of the
         Amended and Restated Certificate of Incorporation and
         Amended and Restated Bylaws of Registrant defining the
         rights of holders of common stock of Registrant.
10.1     1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the IPO Registration Statement).
10.2     1999 Stock Incentive Plan (Incorporated by reference to
         Exhibit 10.5 of the IPO Registration Statement.
10.3     Form of Registrant's Registration Rights Agreement
         (Incorporated by reference to Exhibit 10.6 of the IPO
         Registration Statement).
10.4     Lease, dated April 7, 1998, between Abbey Life Assurance
         Company Limited and Registrant (Incorporated by reference to
         Exhibit 10.7 of the IPO Registration Statement).
10.5     Agreement of Lease, dated as of November 21, 1996, between
         625 Properties Associates and Registrant (Incorporated by
         reference to Exhibit 10.8 of the IPO Registration
         Statement).
10.6     Agreement of Lease, dated as of January 25, 1999, between
         Renaissance 627 Broadway LLC and Registrant (Incorporated by
         reference to Exhibit 10.9 of the IPO Registration
         Statement).
21.1     Subsidiaries of Registrant.
23.1     Consent of KPMG LLP.
27.1     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, Jupiter Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 30th day of March, 2000.

                                            JUPITER COMMUNICATIONS, INC.

                                            By: /s/ GENE DEROSE
                                              ----------------------------------
                                                Gene DeRose
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

                       SIGNATURE                                            TITLES(S)
                       ---------                                            ---------

                    /s/ GENE DEROSE                         Chairman of the Board and Chief Executive
--------------------------------------------------------    Officer
                      Gene DeRose

                  /s/ KURT ABRAHAMSON                       President, Chief Operating Officer and
--------------------------------------------------------    Director
                    Kurt Abrahamson

                   /s/ JEAN ROBINSON                        Chief Financial Officer
--------------------------------------------------------
                     Jean Robinson

                  /s/ JEFFREY BALLOWE                       Director
--------------------------------------------------------
                    Jeffrey Ballowe

                   /s/ ROBERT KAVNER                        Director
--------------------------------------------------------
                     Robert Kavner

                   /s/ KURT ANDERSEN                        Director
--------------------------------------------------------
                     Kurt Andersen

                                 EXHIBIT INDEX

NUMBER                           DESCRIPTION
------                           -----------

 2.1 Agreement and Plan of Merger and Reorganization, dated as of February 28, 2000, among Registrant, IRG Acquisition Corp.,
         Internet Research Group and the Shareholders of Internet
         Research Group (Incorporated by reference to Exhibit 2.1 of
         Registrant's Current Report on Form 8-K, filed with the SEC on March 30, 2000).
 2.2 Stock Purchase Agreement, dated as of February 28, 2000, among Registrant, Net Market Makers, Inc. and the
         Shareholders of Net Market Makers, Inc.(Incorporated by reference to Exhibit 2.2 of Registrant's Current Report on
         Form 8-K, filed with the SEC on March 30, 2000).
 3.1     Amended and Restated Certificated of Incorporation
         (Incorporated by reference to Exhibit 3.2 of Registrant's
         Registration Statement on Form S-1(Registration No.
         333-84175)(the "IPO Registration Statement")).
 3.2     Amended and Restated Bylaws (Incorporated by reference to
         Exhibit 3.4 of the IPO Registration Statement).
 4.1 Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of the IPO Registration Statement).
 4.2 Please see Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and
         Amended and Restated Bylaws of Registrant defining the rights of holders of common stock of Registrant.
10.1 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the IPO Registration Statement).
10.2     1999 Stock Incentive Plan (Incorporated by reference to
         Exhibit 10.5 of the IPO Registration Statement.
10.3     Form of Registrant's Registration Rights Agreement
         (Incorporated by reference to Exhibit 10.6 of the IPO
         Registration Statement).
10.4     Lease, dated April 7, 1998, between Abbey Life Assurance
         Company Limited and Registrant (Incorporated by reference to Exhibit 10.7 of the IPO Registration Statement).
10.5     Agreement of Lease, dated as of November 21, 1996, between
         625 Properties Associates and Registrant (Incorporated by reference to Exhibit 10.8 of the IPO Registration
         Statement).
10.6     Agreement of Lease, dated as of January 25, 1999, between
         Renaissance 627 Broadway LLC and Registrant (Incorporated by reference to Exhibit 10.9 of the IPO Registration
         Statement).
21.1     Subsidiaries of Registrant.
23.1     Consent of KPMG LLP.
27.1     Financial Data Schedule.