Form 10-Q
period 2000-03-31
JUPITER COMMUNICATIONS INC
filed 2000-05-15
CIK 1091908

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 [X] Yes [ ] No

     As of April 30, 2000, there were 15,455,657 shares of the registrant's common stock outstanding.

                          JUPITER COMMUNICATIONS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
PART I.           FINANCIAL INFORMATION

                  Item 1.    Condensed Consolidated Financial Statements                                       3

                             Condensed Consolidated Balance Sheets at December 31, 1999 and March 31,
                             2000 (unaudited)                                                                  3

                             Unaudited Condensed Consolidated Statements of Operations for the three
                             months ended March 31, 1999 and 2000                                              4

                             Unaudited Condensed Consolidated Statements of Cash Flows for the three
                             months ended March 31, 1999 and 2000                                              5

                             Notes to Unaudited Condensed Consolidated Financial Statements                    6

                  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                             Operations                                                                       10

                  Item 3.    Qualitative and Quantitative Disclosures about Market Risk                       13

PART II.          OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                                21

                  Item 2.    Changes in Securities and Use of Proceeds                                        21

                  Item 3.    Defaults Upon Senior Securities                                                  21

                  Item 4.    Submission of Matters to a Vote of Security Holders                              21

                  Item 5.    Other Information                                                                21

                  Item 6.    Exhibits and Reports on Form 8-K                                                 21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JUPITER COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               DECEMBER 31, 1999         MARCH 31, 2000
                                                                                          (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                    $  57,222,154             $  48,929,611
   Short-term investments                                           8,852,937                18,556,877
   Accounts receivable, net                                        17,849,722                20,839,417
   Marketable securities                                                   --                 3,425,352
   Prepaid expenses and other current assets                        3,156,851                 4,334,645
     Total current assets                                          87,081,664                96,085,902
Property and equipment, net                                         5,131,095                 7,134,427
Goodwill and other intangible assets, net                           4,526,071                24,548,624
Deferred tax assets                                                   202,000                 1,268,855
Other assets                                                          238,744                   253,889
     Total assets                                               $  97,179,574             $ 129,291,697

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   2,764,013             $   7,680,210
   Accrued expenses                                                 1,178,619                 1,882,373
   Accrued compensation                                             2,515,680                 1,163,858
   Convertible note payable                                                --                 1,442,291
   Deferred revenue                                                25,594,018                33,095,495
     Total current liabilities                                     32,052,330                45,264,227
Deferred rent                                                         129,716                   148,799
Convertible notes payable                                           3,500,000                        --

Common stock, $0.001 par value: 100,000,000 shares
   authorized, 15,083,419 shares issued and outstanding at
   March 31, 2000                                                      14,500                    15,083
Additional paid-in capital                                         63,212,533                83,615,744
Deferred compensation                                                (504,819)                 (468,759)
Retained earnings                                                  (1,290,623)                1,903,618
Accumulated other comprehensive income (loss)                          65,937                (1,187,015)
     Total stockholders' equity                                    61,497,528                83,878,671
Commitments and contingencies                                              --                        --
     Total liabilities and stockholders' equity                 $  97,179,574             $ 129,291,697

See accompanying notes to unaudited condensed consolidated financial statements.

                          JUPITER COMMUNICATIONS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED MARCH 31,
                                                                1999              2000
Revenues:
   Research Services                                          3,446,767        11,232,869
   Conferences                                                1,724,486         5,117,716
   Other                                                        845,390           809,115
     Total revenues                                           6,016,643        17,159,700
Cost of services and fulfillment                              2,955,210         6,664,417
     Gross profit                                             3,061,433        10,495,283
Other operating expenses:
   Sales and marketing                                        1,750,135         5,208,720
   General and administrative expenses                        1,511,023         5,179,513
   Depreciation and amortization                                124,458           881,163
     Total other operating expenses                           3,385,616        11,269,396
Interest income                                                   2,918           908,794
Gain on sale of investments                                          --         5,894,601
Income (loss) before income tax                                (321,265)        6,029,282
Income tax expense                                                   --         2,835,041
     Net income (loss)                                         (321,265)        3,194,241
Pro forma basic net income (loss) per common share                 (.03)              .22
Pro forma diluted net income (loss) per common share               (.03)              .20
Pro forma basic weighted average common shares outstanding   10,318,359        14,602,999
Pro forma diluted weighted average common shares outstanding 10,318,359        15,901,104

See accompanying notes to unaudited condensed consolidated financial statements.

                          JUPITER COMMUNICATIONS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31,
                                                                1999            2000
Cash flows from operating activities:
   Net income (loss)                                          (321,265)       3,194,241
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Equity loss from investment in Methodfive LLC              26,510                --
     Non-cash gain related to investment in Methodfive LLC          --        (5,744,601)
     Depreciation and amortization                             124,458           899,178
     Provision for allowance for doubtful accounts              (3,381)           35,710
     Amortization of deferred compensation                          --            36,060
     Changes in operating assets and liabilities, net
       of effect of acquisition:
       Increase in accounts receivable                        (329,382)       (2,476,959)
       Increase in prepaid expenses and other assets          (716,022)       (1,171,034)
       Increase in security deposits                           (78,873)              --
       Increase in accounts payable                            215,249         4,675,724
       Decrease in accrued expenses                           (356,285)       (1,145,519)
       Increase in deferred revenues                         2,390,697         7,476,954
       Increase in deferred rent                               129,256            19,083
         Net cash provided by operating activities           1,080,962         5,798,837
Cash flows from investing activities:
   Capital expenditures                                       (447,073)       (2,313,926)
   Repayment of loan, related party                                910               --
   Purchase of investments                                          --        (9,703,940)
   Cash paid in connection with acquisition, net                    --            23,675
         Net cash used in investing activities                (446,163)      (11,994,191)
Cash flows from financing activities:
   Repayment of notes payable                                       --        (2,110,524)
   Exercise of options                                              --             4,419
         Net cash used in financing activities                      --        (2,106,105)
Effect of exchange rate changes on cash and cash
   equivalents                                                      --             8,915
Increase (decrease) in cash and cash equivalents               634,799        (8,292,544)
Cash and cash equivalents at beginning of period               216,144        57,222,155
Cash and cash equivalents at end of period                     850,943        48,929,611

See accompanying notes to unaudited condensed consolidated financial statements.

                 JUPITER COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

     Jupiter Communications, LLC (the "LLC") was organized on December 1, 1994 as a New York limited liability company. On October 8, 1999, the LLC was merged with and into Jupiter Communications, Inc., a Delaware corporation ("Jupiter" or the "Company") (see Note 4(a)). Jupiter is an internet commerce research firm that provides companies with comprehensive views of industry trends, forecasts and best practices. The Company's research services encompass Jupiter Research Services, conferences, book-length studies, and custom research reports and provide clients and customers with focused research and strategic planning support as they develop interactive products and services.

(b) Unaudited Interim Condensed Consolidated Financial Information

    The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited financial statements.

    The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. For further information, refer to the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(c) Principles of Consolidation

    The Company's unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2000 include the accounts of the Company and the accounts of Intelligence SE AB ("Intelligence"), a Swedish research company, New Media Holdings PTY, Ltd. ("New Media Holdings"), an Australian research company, and Internet Research Group ("IRG"), a California research company, from March 16, 2000 (date of acquisition) (See Note 2). The unaudited condensed consolidated financial statements for the three months ended March 31, 1999 include only the accounts of Jupiter. All significant intercompany balances and transactions have been eliminated.

(d) Foreign Currency Translation

    Revenues and expenses related to the Company's foreign subsidiaries were translated at the average monthly exchange rates prevailing during the period. The assets and liabilities of the Company's foreign subsidiaries were translated into U.S. dollars at the rate of exchange at the consolidated balance sheet date. The resulting translation adjustment is reflected as a separate component of stockholders' equity.

(e) Use of Estimates

    The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(f) Goodwill and Other Intangible Assets

    Goodwill and other intangible assets are being amortized on a straight-line basis over their expected period of benefit ranging from four to ten years. Goodwill and other intangible assets are stated net of total accumulated amortization of $326,742 and $772,472 at December 31, 1999 and March 31, 2000, respectively.

(g) Actual and Pro Forma Basic and Diluted Net Income (Loss) Per Common Share

    Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed in the same manner except that the weighted average number of common shares assumes the exercise and conversion of certain options.

    The following table sets forth the computation of actual and pro forma net income (loss) per common share (in thousands, except per share data):


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1999           2000
                                                    Proforma
Basic net income (loss) per common share               (.03)           .22
Diluted net income (loss) per common share             (.03)           .20
Net income (loss)                                      (321)         3,194
Basic weighted average common shares outstanding     10,318         14,603
Common stock equivalents:
  Stock options                                           -          1,298
Diluted weighted average common shares outstanding   10,318         15,901


The information for the three months ended March 31, 1999 is pro forma. Pro forma basic and diluted net loss per common share is computed by dividing net loss by the pro forma weighted average number of shares of common stock. Pro forma weighted average number of shares of common stock gives effect to the Company's reorganization from a limited liability company to a corporation in October 1999. Pro forma weighted average number of shares of common stock does not include any common stock equivalents because inclusion of common stock equivalents would have been anti-dilutive.

(h) Concentration of Risk

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

    For the three months ended March 31, 1999 and 2000, there were no customers that accounted for over 10% of revenues generated by the Company, or of gross accounts receivable at December 31, 1999 and March 31, 2000.

(i) Recent Accounting Pronouncements

    The Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2000, and has not yet determined the effect SFAS No. 133 will have on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

    FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"), provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 no later than the second quarter of 2000. The Company does not believe that the implementation of SAB
No. 101 will have a significant effect on its results of operations.

(j) Segment Reporting

    The Company has determined that it has no separately reportable business segments.

(2) ACQUISITION

Internet Research Group

    On March 16, 2000, Jupiter acquired all of the stock of Internet Research Group ("IRG"), in exchange for 581,044 shares of common stock and 61,456 options to purchase additional shares of common stock, at an aggregate value of $20,399,375. The total purchase price for this transaction was approximately $20,499,375 which includes expenses incurred by the Company of approximately $100,000 related to the merger.

    Of the purchase price, $52,172 was allocated to net assets. The historical carrying amounts of such net assets approximated their fair values. The difference between the purchase price and the fair value of the acquired net assets of IRG was recorded as goodwill in the amount of $18,766,038 and is being amortized on a straight line basis over its estimated expected life of 10 years.

     The following unaudited pro forma consolidated financial information gives effect to the above described acquisition as if it had occurred at the beginning of the respective periods by consolidating the results of operations of the Company and IRG for the three months ended March 31, 2000 and 1999.

                                          Three Months Ended
                                               March 31,
                                           1999         2000
                                         ---------   ---------
Revenues.........................        6,878,799   18,579,157
Net income (loss)................         (725,931)   2,862,943
Basic net income (loss) per
 common share....................             (.07)         .19
Diluted net income (loss) per
 common share....................             (.07)         .17
Basic weighted average common
 shares outstanding..............       10,899,403   15,184,043
Diluted weighted average common
 shares outstanding..............       10,899,403   16,482,148

(3) STOCKHOLDERS' EQUITY

Deferred Compensation

    The Company recorded deferred compensation of approximately $577,000, representing the difference between the exercise price of unit options granted in July 1999 and the fair value for accounting purposes of the underlying units at the date of grant, assuming a fair value of the Company's units on the date of grant of $11.00 per share. The $577,000 deferred compensation cost is being amortized over the vesting period of the options. During the three months ended March 31, 2000, the Company has amortized approximately $36,000 of the deferred compensation.

Accumulated Other Comprehensive Loss

    Accumulated other comprehensive loss as of March 31, 2000 is comprised of an after-tax unrealized loss of $1,252,394 to record the fair market value of the 142,723 shares of Xceed, Inc. at March 31, 2000, as well as a loss of $65,379 related to the foreign currency translation adjustment of Intelligence which was acquired by the Company in July 1999.

    Comprehensive net income (loss) was ($321,265) and $4,447,193 for the three months ended March 31, 1999 and 2000, respectively.

(4) SUBSEQUENT EVENTS

(a) Acquisition of Net Market Makers, Inc.

    In April 2000, the Company acquired all of the stock of Net Market Makers, Inc. ("NMM"), a California company, in exchange for $20,500,000 and 274,680 shares of common stock valued at $8,721,090. The agreement calls for additional consideration of up to $10,500,000 in cash to be paid if certain revenue targets are met by NMM during 2000 and 2001. The acquisition will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT, AND IN OTHER REPORTS AND DOCUMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     Our revenues consist of Research Services, conferences and other revenues. For the three months ended March 31, 2000, Research Services represented approximately 65.5% of our total revenues. Jupiter Research Services is a combination of proprietary written analysis, supporting data and access to our analysts. We typically bill clients annually in advance and deliver the products and services over the term of the contract. We also produce a wide range of conferences which offer senior executives the opportunity to hear first-hand the insights of our analysts and the leading decision makers in the Internet and technology industries. Conference revenues consist of revenues from individual attendees, sponsors, which display their logo in our conference program and/or host a reception, and exhibitors, which receive a booth to promote their companies. For the three months ended March 31, 2000, conferences represented approximately 29.8% of our total revenues. Other revenues, which consist primarily of book-length studies, newsletters and custom research, represented approximately 4.7% of our total revenues for the three months ended March 31, 2000.

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

     We have experienced rapid growth since our organization, and particularly since our decision in late 1996 to focus our business on Research Services, formerly known as Strategic Planning Services or SPS. Between 1995 and 1999, our total revenues grew from $3.7 million to $38.1 million, a compound annual growth rate of 79.1%. For the three months ended March 31, 2000, our revenues of $17.2 million represented an increase of 185.2% over revenues of $6.0 million for the three months ended March 31, 1999. The number of our Jupiter Research Services contracts has increased from 514 as of March 31, 1999 to 1,158 as of March 31, 2000. Our total contract value has increased from $15.2 million on March 31, 1999 to $50.5 million on March 31, 2000. We believe that total contract value is a meaningful measure of the volume of our business. Total contract value represents the annualized value of all outstanding Research Services contracts without regard to the remaining duration of such contracts. Total contract value, however, does not necessarily correlate to deferred revenue. Deferred revenue represents unamortized revenue remaining on all outstanding and billed contracts. As of March 31, 2000, deferred revenue related to Research Services contracts totaled $26.7 million, which was 52.9% of our total contract value as of such date.

     To date, a substantial portion of expiring Research Services contracts have been renewed for an equal or higher amount. Approximately 75% of contracts expiring during the twelve months ended March 31, 2000 were renewed and approximately 95% of these contracts were renewed for an equal or larger dollar amount. With this high customer renewal rate, we believe we have a growing base of recurring revenues from our Research Services.

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

     We have incurred net losses each year since our formation. Our net loss was $613,000 in 1996, $2.3 million in 1997, $2.1 million in 1998 and $630,000 in
1999. We had a net profit of $3.2 million in the first quarter of 2000 and, as of March 31, 2000, we had retained earnings of $1.9 million. The net profit in the first quarter was due primarily to a $3.1 million after tax gain on the sale of our shares of Methodfive LLC in exchange for shares of Xceed, Inc. We expect to incur significant expenditures in the future associated with our domestic and international expansion strategies. In particular, we intend to continue to expand our research and sales personnel, and we intend to continue to invest in technology, leasehold improvements and the development of additional research practices and modules.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Revenues. Total revenues increased 185.2% to $17.2 million in the three months ended March 31, 2000, from $6.0 million in the three months ended March 31, 1999. Research Services revenues increased 225.8% to $11.2 million in the three months ended March 31, 2000 from $3.4 million in the three months ended March 31, 1999. The increases are attributable primarily to an increase in the number of Research Services contracts to 1,158 at March 31, 2000 from 514 at March 31, 1999 and an increase in average contract value to $43,600 at March 31, 2000 from $29,500 at March 31, 1999. These increases reflect an increase in the number of users at, and research services purchased by, our client companies. Total contract value increased to $50.5 million at March 31, 2000 from $15.2 million at March 31, 1999. The Research Services deferred revenue related to the contract value at March 31, 2000 and March 31, 1999 was $26.7 million and $6.6 million, respectively.

     Conference revenues increased 196.8% to $5.1 million in the three months ended March 31, 2000 from $1.7 million in the three months ended March 31, 1999. These revenues reflect the results of four conferences in the three months ended March 31, 2000 and one conference in the three months ended March 31, 1999. The increases are attributable to an increase in attendee, sponsor and exhibitor revenues and the production of three additional conferences in the three months ended March 31, 2000.

     Other revenues decreased 4.3% to $809,000 in the three months ended March 31, 2000 from $845,000 million in the three months ended March 31, 1999. These decreases reflect our decision to focus our business on Research Services and to discontinue the sale of newsletters.

     Cost of Services and Fulfillment. Cost of services and fulfillment increased 125.5% to $6.7 million in the three months ended March 31, 2000 from $3.0 million in the three months ended March 31, 1999. The increases are attributable to the overall growth of our business, in particular the increased research staffing for new and existing research practices. Gross margin increased to 61.2% in the three months ended March 31, 2000 from 50.9% in the three months ended March 31, 1999 because the growth in our client base and new business exceeded the growth in the cost of providing our research services and conferences.

     Sales and Marketing. Sales and marketing expenses increased 197.7% to $5.2 million in the three months ended March 31, 2000 from $1.8 in the three months ended March 31, 1999. As a percentage of total revenues, these expenses increased to 30.3% in the three months ended March 31, 2000 from 29.1% in the three months ended March 31, 1999. The increases are primarily attributable to an increased number of sales personnel and the corresponding commission costs associated with increased revenues, as well as increased promotional costs for our Research Services products.

     General and Administrative. General and administrative expenses increased 242.8% to $5.2 million in the three months ended March 31, 2000 from $1.5 million in the three months ended March 31, 1999. The increases were primarily attributable to increased personnel for the finance, human resources and operations areas, increased operating costs relating to our internal technology systems, higher costs for recruiting, retaining and training our staff, and higher costs for staff travel and professional fees. As a percentage of total revenues, these expenses increased to 30.2% in the three months ended March 31, 2000 from 25.1% in the three months ended March 31, 1999. This increase reflects the fact that some of these expenses, such as personnel costs, increased at a higher rate than our revenues.

     Depreciation and Amortization. Depreciation and amortization expense increased 608% to $881,000 in the three months ended March 31, 2000 from $124,000 in the three months ended March 31, 1999. As a percentage of total revenues, these expenses increased to 5.1% in the three months ended March 31, 2000 from 2.1% in the three months ended March 31, 1999. The increases are primarily attributable to the acquisition of 45% of the Plug-In conference from our partners, increased investment in capital assets, such as leasehold improvements and IT infrastructure, as well as by amortization of goodwill related to acquisitions in Sweden and Australia, as well as the IRG acquisition.

     Interest income. Interest income increased to $909,000 in the three months ended March 31, 2000 from $3,000 in the three months ended March 31, 1999. This increase was caused by the investment of the net proceeds from our initial public offering, all of which were invested in short-term, highly liquid investment-grade securities.

     Income tax expense. Income tax expense increased to $2.8 million for the three months ended March 31, 2000 from $0 in the three months ended March 31, 1999. This increase was due primarily to a gain on the sale of our shares in Methodfive LLC in exchange for shares of Xceed, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private placements of equity securities and the sale of common stock in our initial public offering. Net cash provided by operating activities increased to $5.8 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999, due principally to an increased level of business activity.

     Net cash used in investing activities increased to $12.0 million for the year ended March 31, 2000 from $446,000 for the three months ended March 31, 1999 due principally to investments made in investment-grade securities. In addition, we increased capital expenditures for leasehold improvements, other computer hardware and capitalizable software.

     Net cash used in financing activities increased to $2.1 million for the three months ended March 31, 2000 versus net cash used in financing activities of $0 for the three months ended March 31, 1999. The increase was due to the early repayment of one promissory note in its entirety and early repayment of a portion of a second promissory note.

     As of March 31, 2000, we had $48.9 million in cash and cash equivalents, and $18.6 million invested in highly liquid investment-grade securities. We have a $7.0 million committed line of credit, secured by substantially all of our assets, under which there were no outstanding balances as of March 31, 2000. As of March 31, 2000 none of the $62.4 million in net proceeds from our initial public offering had been utilized.

     We expect to spend approximately $14 million in 2000 on technology, including computer system enhancements, leasehold improvements, expansion of operations and telecommunications upgrades. We anticipate that we will continue to increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. In addition, we anticipate that we will continue to evaluate investments in other businesses, and continue to expand our sales and marketing programs and conduct more aggressive brand promotions, any of which could reduce our liquidity. We also anticipate that we will continue to experience growth in our operating expenses to support our revenue growth, including the introduction of new Research Services.



EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 1999 and the first quarter of 2000, inflation has not had a significant impact on our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Currency Rate Fluctuation. Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

         Market Risk. Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

         Interest Rate and Credit Risks. Our exposure to market risk for changes in the interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

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

     Our success depends in large part on the continued contributions of our senior management team, research analysts and sales representatives. As of March 31, 2000, we had 65 research analysts and 94 sales representatives. We expect to increase our hiring of research analysts and sales representatives significantly in the next few years. We face intense competition in hiring and retaining personnel from, among others, technology and Internet companies, market research and consulting firms, print and electronic publishing companies and financial services companies. Many of these firms have substantially greater financial resources than we do to attract and retain qualified personnel from a limited pool of attractive candidates. In addition, some people that we may attempt to hire could be subject to non-competition agreements that could impede our recruitment efforts. To the extent that we are unable to retain our existing management, research analysts or sales representatives or that we are unable to increase the number of research analysts and sales representatives that we hire, our business and financial results may suffer.

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

     The anticipated future growth of our business will place a significant strain on our managerial, operational and financial resources. We had 142 employees at December 31, 1998, 270 employees at December 31, 1999 and 354 employees at March 31, 2000. We anticipate hiring a substantial number of research analysts, sales representatives and other employees in the foreseeable future to expand our product and service offerings and to expand our sales of such products and services. We also expect to continue to open additional offices. For example, we recently opened an office in Munich, Germany and expect to open an office in Tokyo, Japan in the second quarter of 2000. Furthermore, we recently signed a lease for a new facility in New York City where we plan to consolidate our current locations in New York City plus provide for future growth. As we expand, we expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures. In addition, as we expand we will also need to increase our employee training efforts. If we are unable to manage our growth effectively, our business and financial results may suffer.

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

WE HAVE A HISTORY OF ANNUAL OPERATING LOSSES WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE.

     We have incurred substantial costs to create, market and distribute our products and services, to retain qualified personnel, including management, research analysts and sales representatives, and to grow our business. As a result, we incurred net losses of approximately $2.1 million in 1998 and $630,000 in 1999. We intend to invest heavily in new products and services, leasehold and technology improvements, new research and sales personnel and international expansion. As a result, we will need to achieve significant revenue increases to achieve and maintain profitability on an annual basis. The number of clients for our research products and services, as well as the number of attendees to our conferences, may grow more slowly than we anticipate or may even decrease in the future. In addition, even if we become profitable on an annual basis, we may not sustain or increase our profits on an annual basis in the future.

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

     Our business and financial results are dependent on our ability to attract and retain clients for our Research Services. In addition, our business model assumes that we will be able to increase the level of research sales over time to our existing clients. Revenues from the sale of Research Services, as a percentage of our total revenues, were 41.9% in 1998, 60.7% in 1999 and 65.5% in the first quarter of 2000.

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT ATTENDEES, SPONSORS AND EXHIBITORS TO OUR CONFERENCES.

     Our business and financial results depend in part on our ability to attract attendees, sponsors and exhibitors to our growing number of conferences. Revenues from conferences, as a percentage of our total revenues, were 33.2% in 1998, 29.6% in 1999 and 29.8% in the first quarter of 2000. We cannot assure you that we will be able to select topics for our conferences that potential attendees, sponsors and exhibitors will find timely and interesting. We also cannot assure you that our competitors will not produce conferences on similar topics or that we will continue to be able to attract prominent industry leaders to participate in our conferences. If we are unable to produce compelling events, if we face increased competition for our conferences or if we are unable to attract prominent speakers, the growth of our conference business will be hindered. Our business and financial results may also suffer if we are forced to cancel any conferences as a result of inclement weather or some other unexpected event.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE OR INTEGRATE ACQUISITIONS OF OTHER COMPANIES, SERVICES OR PRODUCTS.

     We have limited experience in acquiring other companies, services or products. On March 16, 2000, we completed our acquisition of Internet Research Group, a leading research and consulting firm focused exclusively on Internet infrastructure markets. In April 2000, we completed our acquisition of Net Market Makers, Inc., a leading provider of information and analysis regarding business to business e-commerce. Although we have no present understanding or agreement relating to any further acquisition, we do anticipate making other acquisitions in the future. We cannot assure you, however, that we will be able to complete future acquisitions successfully or to integrate an acquired entity with our current business. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty assimilating the acquired services or products. These difficulties could disrupt our current business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing shareholders.

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

     We may not be able to compete successfully against current or future competitors, and the competitive pressures that we face may cause our business and financial results to suffer. Our principal current competitor is Forrester Research, Inc. In 1999, Gartner Group, Inc., our largest stockholder, began competing directly in providing research products related to Internet commerce. Although Gartner Group has not been actively involved in our day-to-day operations since it first invested in us in October 1997, in the past we had provided them with select confidential and proprietary data. As a result, Gartner Group could use this confidential and proprietary data in developing and marketing competing products and services. A number of other companies compete with us in providing research and analysis related to a specific industry or geographic area. In addition, our competitors include information technology research firms, business consulting and accounting firms, electronic and print publishing companies and equity analysts employed by financial services companies.

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

     Our current and potential competitors include many companies that have substantially greater financial, information gathering and marketing resources than we have. For example, Gartner Group and Forrester Research each had higher revenues than we did during the first quarter of 2000, and each currently has greater marketing resources than we have. This may allow them to devote greater resources than we can to the promotion of their brand and to the development and sale of their products and services. We cannot assure you that we will be able to compete successfully against current and future competitors.

WE COULD FACE ADDITIONAL RISKS AND CHALLENGES IF WE CONTINUE TO EXPAND INTERNATIONALLY.

     Our business plan calls for accelerated international growth. For example, we recently opened an office in Munich, Germany and expect to open an office in Tokyo, Japan in the second quarter of 2000. Expansion into new geographic territories requires considerable management and financial resources and may negatively impact our near-term results of operations.

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

     We also rely on local distributors in various countries, including Singapore, Brazil and Israel, to distribute our Research Services. On March 29, 2000, we entered into an agreement with The Connection Group (BVI) Limited, which does business as Web Connection, to market and distribute our research products in China, Taiwan, Hong Kong and Korea. If any of these distribution arrangements are terminated, we cannot assure you that we will able to replace the terminated arrangement with an equally beneficial arrangement. We also intend to enter into additional distribution arrangements in other countries but we cannot assure you that we will be able to do so on acceptable terms. Our receipt of revenues from these distribution arrangements and our joint venture agreement may also be dependent on factors which are beyond our control, including the efforts of the distributors and our joint venture partner.

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

OUR DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER US.

     As of May 10, 2000, our officers, directors and existing stockholders who owned greater than 5% of our outstanding common stock, and entities affiliated with them, in the aggregate, beneficially owned approximately 43.0% of our outstanding common stock. Specifically, Gartner Group, our largest stockholder, beneficially owned approximately 19.1% of our outstanding common stock. These stockholders acting together are, and Gartner Group acting alone may be, able to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or other business combination.

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

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

     None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Changes in Securities:

         None.

     (b) Recent Sales of Unregistered Securities:

         In March 2000, we issued an aggregate of 581,044 shares of common stock in exchange for all the outstanding capital stock of Internet Research Group.

     (c) Use of Proceeds:

         The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-84175) and relating to our initial public offering of common stock, was October 7, 1999. A total of 3,258,750 shares of our common stock were sold by us to an underwriting syndicate. The managing underwriters were Donaldson, Lufkin & Jenrette, Deutsche Banc Alex. Brown, Thomas Weisel Partners LLC and DLJdirect Inc. The offering commenced on October 8, 1999 at an initial public offering price of $21.00 per share. The closing of the offering was held on October 14, 1999. The initial public offering resulted in gross proceeds to us of approximately $68.4 million, approximately $4.8 million of which was applied to the underwriting discount and approximately $1.1 million of which was applied to related expenses. As a result, net proceeds of the offering to us were approximately $62.5 million. None of our net proceeds of the offering were paid by us, directly or indirectly, to any of our directors, officers or general partners or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any or our affiliates. Through March 31, 2000, none of the proceeds had been utilized and they were invested in short-term, highly liquid investment grade securities.



ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.    OTHER INFORMATION.

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed as part of this report:

     EXHIBIT
     NUMBER                 DESCRIPTION
      10.1        Lease Agreement between the registrant
                  and WXII/GDM Astor, L.L.C., dated March
                  17, 2000

      27.1        Financial Data Schedule

       (b) We filed a Current Report on Form 8-K on March 30, 2000 announcing the consummation of our acquisition of Internet Research Group and the execution of a stock purchase agreement, pursuant to which we agreed to purchase all the issued and outstanding shares of capital stock of Net Market Makers.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000

                           JUPITER COMMUNICATIONS, INC.

                           /s/ JEAN K. ROBINSON
                           ----------------------------------------------------
                           Name:    Jean K. Robinson
                           Title:   Chief Financial Officer
                                    (principal financial and accounting officer)