Form 10-Q
period 2000-06-30
JUPITER COMMUNICATIONS INC
filed 2000-08-10
CIK 1091908

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 [X] Yes [ ] No

     As of July 31, 2000, there were 15,589,162 shares of the registrant's common stock outstanding.

                          JUPITER COMMUNICATIONS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.      FINANCIAL INFORMATION

             Item 1.     Condensed Consolidated Financial Statements        3

                         Condensed Consolidated Balance Sheets at
                         December 31, 1999 and June 30, 2000 (unaudited)    3

                         Unaudited Condensed Consolidated Statements of
                         Operations for the three and six months ended
                         June 30, 1999 and 2000                             4

                         Unaudited Condensed Consolidated Statements of
                         Cash Flows for the six months ended June 30,
                         1999 and 2000                                      5

                         Notes to Unaudited Condensed Consolidated
                         Financial Statements                               6

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     10

             Item 3.     Qualitative and Quantitative Disclosures about
                         Market Risk                                       13


PART II.     OTHER INFORMATION

             Item 1.     Legal Proceedings                                 21

             Item 2.     Changes in Securities and Use of Proceeds         21

             Item 3.     Defaults Upon Senior Securities                   21

             Item 4.     Submission of Matters to a Vote of Security
                         Holders                                           21

             Item 5.     Other Information                                 21

             Item 6.     Exhibits and Reports on Form 8-K                  21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JUPITER COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31, 1999   JUNE 30, 2000
                                                                                   -----------------   -------------
                                                                                                        (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                                    $     57,222,154     $      24,852,938
   Short-term investments                                                              8,852,937            18,803,680
   Accounts receivable, net                                                           17,849,722            21,890,882
   Marketable securities                                                                      --             1,302,347
   Prepaid expenses and other current assets                                           3,156,851             5,117,373
     Total current assets                                                             87,081,664            71,967,220
Property and equipment, net                                                            5,131,095             9,602,445
Goodwill and other intangible assets, net                                              4,526,071            52,753,765
Investments                                                                                   --             5,458,961
Deferred tax assets                                                                      202,000             2,285,437
Other assets                                                                             238,744               183,801
     Total assets                                                               $     97,179,574     $     142,251,629

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $      2,764,013     $       4,371,630
   Accrued expenses                                                                    1,178,619             6,258,617
   Accrued compensation                                                                2,515,680             2,432,604
   Convertible note payable                                                                   --             1,123,466
   Deferred revenue                                                                   25,594,018            34,652,218
     Total current liabilities                                                        32,052,330            48,838,535
Deferred rent                                                                            129,716               847,229
Convertible notes payable                                                              3,500,000                    --

Common stock, $0.001 par value: 100,000,000 shares
  authorized, 15,561,752 shares issued and outstanding at
  June 30, 2000                                                                           14,500                15,561
Additional paid-in capital                                                            63,212,533            93,659,241
Deferred compensation                                                                   (504,819)             (432,700)
Retained earnings                                                                     (1,290,623)            1,675,384
Accumulated other comprehensive income (loss)                                             65,937            (2,351,621)
     Total stockholders' equity                                                       61,497,528            92,565,865
Commitments and contingencies                                                                 --                    --
     Total liabilities and stockholders' equity                                 $     97,179,574     $     142,251,629

      See accompanying notes to unaudited condensed consolidated financial statements.

                          JUPITER COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended          Six months ended
                                                                       June 30,                   June 30,
                                                                  1999          2000         1999          2000
Revenues:
  Research Services                                             4,719,522    13,565,694    8,166,289    24,798,563
  Conferences                                                   2,828,310    10,305,075    4,552,796    15,422,791
  Other                                                           826,788     1,853,657    1,672,178     2,662,772
     Total revenues                                             8,374,620    25,724,426   14,391,263    42,884,126

Cost of services and fulfillment                                3,898,659     9,186,889    6,853,869    15,851,305
     Gross profit                                               4,475,961    16,537,537    7,537,394    27,032,821

Other operating expenses:
  Sales and marketing                                           2,257,944     6,027,581    4,008,079    11,236,301
  General and administrative expenses                           1,840,345     8,311,809    3,351,368    13,491,322
  Amortization of intangibles and stock-based compensation          7,500     1,865,290       15,000     2,348,337
  Depreciation and amortization                                   185,029       524,746      301,987       922,862
      Total other operating expenses                            4,290,818    16,729,426    7,676,434    27,998,822

Interest income                                                     5,627       704,707        8,545     1,613,501
Other income                                                            -        37,500            -     5,932,101

Income (loss) before income taxes                                 190,770       550,318    (130,495)     6,579,601

Income tax expense                                                      -       778,553            -     3,613,594

     Net income (loss)                                            190,770      (228,235)   (130,495)     2,966,007

Pro forma basic net income (loss) per common share                   0.02         (0.01)      (0.01)          0.20

Pro forma diluted net income (loss) per common share                 0.02         (0.01)      (0.01)          0.18

Pro forma basic weighted average common shares outstanding     10,386,548    15,408,986   10,454,736    15,005,993

Pro forma diluted weighted average common shares outstanding   10,386,548    16,665,151   10,454,736    16,320,524

See accompanying notes to unaudited condensed consolidated financial statements.

                          JUPITER COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                          1999                 2000
Cash flows from operating activities:
   Net income (loss)                                                                    (130,495)            2,966,007
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Equity loss from investment in Methodfive LLC                                       26,510                    --
      Non-cash gain related to investment in Methodfive LLC                                   --            (5,744,601)
      Depreciation and amortization                                                      316,987             3,288,373
      Provision for allowance for doubtful accounts                                       (8,981)              219,252
      Amortization of deferred compensation                                                   --                72,119
      Changes in operating assets and liabilities, net
        of effect of acquisitions:
        Accounts receivable                                                           (3,896,180)           (2,514,312)
        Prepaid expenses and other current assets                                       (955,305)           (1,698,067)
        Other assets                                                                     (66,841)               70,037
        Accounts payable                                                                (429,002)            1,187,900
        Accrued expenses and accrued compensation                                        708,072             4,810,608
        Deferred revenues                                                              7,514,609             5,892,868
        Deferred rent                                                                    146,128               717,513
          Net cash provided by operating activities                                    3,225,502             9,267,697
Cash flows from investing activities:
   Capital expenditures                                                               (2,263,121)           (5,262,684)
   Purchase of short-term investments                                                         --            (9,950,743)
   Purchase of investments                                                                    --            (5,458,961)
   Cash paid for acquisition, net of cash acquired                                            --           (19,811,479)
        Net cash used in investing activities                                         (2,263,121)          (40,483,867)
Cash flows from financing activities:
   Repayment of notes payable                                                                 --            (2,460,524)
   Exercise of options                                                                   375,000               158,339
   Issuance of common stock                                                                   --             1,168,503
   Net cash provided by (used in) financing activities                                   375,000            (1,133,682)
Effect of exchange rate changes on cash and cash equivalents                                  --               (19,364)
Increase (decrease) in cash and cash equivalents                                       1,337,381           (32,369,216)
Cash and cash equivalents at beginning of period                                         216,144            57,222,154
Cash and cash equivalents at end of period                                             1,553,525            24,852,938

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

(b)      UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

          The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations for the three and six months ended June 30, 1999 and 2000 and its cash flows for the six months ended June 30, 1999 and 2000.

         The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1999, and for the three years then ended and related notes included in the Company's 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

(c)      PRINCIPLES OF CONSOLIDATION

         The Company's unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2000 include the accounts of the Company and the accounts of Jupiter Communications, AB, formerly named Intelligence SE AB ("Intelligence"), a Swedish research company, Jupiter Communications (Australia) Pty Ltd, formerly named New Media Holdings PTY, Ltd. ("New Media Holdings"), an Australian research company, Internet Research Group ("IRG"), a California research company, from March 16, 2000 (date of acquisition) (See Note 2), and Net Market Makers ("NMM"), a California conference company, from April 14, 2000 (date of acquisition) (See Note 2). The unaudited condensed consolidated financial statements for the three and six months ended June 30, 1999 include only the accounts of Jupiter. All significant intercompany balances and transactions have been eliminated.

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

(f)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets are being amortized on a straight-line basis over their expected period of benefit ranging from four to ten years. Goodwill and other intangible assets are stated net of total accumulated amortization of $326,742 and $2,598,354 at December 31, 1999 and June 30, 2000, respectively.

(g) ACTUAL AND PRO FORMA BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

          Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed in the same manner except that the weighted average number of common shares assumes the exercise and conversion of certain options.

         The following table sets forth the computation of actual and pro forma net income (loss) per common share (in thousands, except per share data):

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                           1999             2000                1999              2000
                                                         PRO FORMA                            PRO FORMA
Basic net income (loss) per common share                    .02                (.01)             (.01)              .20
Diluted net income (loss) per common share                  .02                (.01)             (.01)              .18
Net income (loss)                                           191                (228)             (130)            2,966
Basic weighted average common shares outstanding         10,387              15,409             10,455           15,006
Common stock equivalents:
   Stock options                                              -               1,256                  -            1,315
Diluted weighted average common shares outstanding       10,387              16,665             10,455           16,321

          The information for the three and six months ended June 30, 1999 is pro forma. Pro forma basic and diluted net loss per common share is computed by dividing net loss by the pro forma weighted average number of shares of common stock. Pro forma weighted average number of shares of common stock gives effect to the Company's reorganization from a limited liability company to a corporation in October 1999. Pro forma weighted average number of shares of common stock does not include any common stock equivalents because inclusion of common stock equivalents would have been anti-dilutive.

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

         For the three and six months ended June 30, 1999 and 2000, there were no customers that accounted for over 10% of revenues generated by the Company, or of gross accounts receivable at December 31, 1999 and June 30, 2000.

(i) RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 effective July 1, 2000, and determined that SFAS No. 133 will not have an effect on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

(j) SEGMENT REPORTING

         The Company has determined that it has no separately reportable business segments.

(2) ACQUISITIONS

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

         Of the purchase price, $52,172 was allocated to net assets. The historical carrying amounts of such net assets approximated their fair values. The difference between the purchase price and the fair value of the acquired net assets of IRG was recorded as goodwill in the amount of $20,447,203 and is being amortized on a straight line basis over its estimated expected life of 10 years.

NET MARKET MAKERS

         On April 14, 2000, Jupiter acquired all of the stock of Net Market Makers ("NMM"), in exchange for 274,680 shares of common stock and $20,500,000 in cash, at an aggregate value of $29,221,090. The total purchase price for this transaction was approximately $29,398,000 which includes expenses incurred by the Company of approximately $177,000 related to the merger.

         Of the purchase price, $481,314 was allocated to net liabilities. The historical carrying amounts of such net liabilities approximated their fair values. The difference between the purchase price and the fair value of the acquired net assets of NMM was recorded as goodwill in the amount of $29,879,684 and is being amortized on a straight line basis over its estimated expected life of 7 years.

         The following unaudited pro forma consolidated financial information gives effect to the above described acquisitions as if they had occurred at the beginning of the respective periods by consolidating the results of operations of the Company, IRG and NMM for the three and six months ended June 30, 2000 and 1999.

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                         1999            2000            1999            2000
                                                         ----            ----            ----            ----
Revenues                                               9,489,482      25,762,077      16,452,575      45,715,899
Net loss                                              (1,161,656)       (620,914)     (2,976,190)       (532,953)
Basic net loss per common share                             (.11)           (.04)           (.28)           (.03)
Basic weighted average common shares outstanding      10,386,548      15,460,400      10,454,736      15,408,431

(3) STOCKHOLDERS' EQUITY

DEFERRED COMPENSATION

         The Company recorded deferred compensation of approximately $577,000, representing the difference between the exercise price of unit options granted in July 1999 and the fair value for accounting purposes of the underlying units at the date of grant, assuming a fair value of the Company's units on the date of grant of $11.00 per share. The $577,000 deferred compensation cost is being amortized over the vesting period of the options. During the three and six months ended June 30, 2000, the Company has amortized approximately $36,000 and $72,000, respectively, of the deferred compensation.

ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss as of June 30, 2000 is comprised of an after-tax unrealized loss of $2,398,817 to record the fair market value of the 142,723 shares of Xceed, Inc. at June 30, 2000, as well as a gain of $47,196 related to the foreign currency translation adjustment of Intelligence which was acquired by the Company in July 1999.

         Comprehensive net income (loss) was $190,770 and $(1,392,841) for the three months ended June 30, 1999 and 2000, respectively, and $(130,495) and $548,449 for the six months ended June 30, 1999 and 2000, respectively.

(4) SUBSEQUENT EVENTS

MERGER WITH MEDIA METRIX, INC.

         On June 26, 2000, the Company, Media Metrix, Inc. ("Media Metrix"), and MMX Acquisition Corp., a wholly-owned subsidiary of Media Metrix ("Merger Sub"), entered into an Agreement and Plan of Merger, pursuant to which it has been agreed that Merger Sub will be merged with and into Jupiter (the "Merger"). As a result of the Merger, each share of common stock, par value $0.001 per share, of Jupiter issued and outstanding immediately prior to the consummation of the Merger will be converted into the right to receive 0.946 shares of common stock, par value $0.01 per share, of Media Metrix.

         In connection with the execution of the Merger Agreement, certain stockholders of both Jupiter and Media Metrix have entered into Voting Agreements (and have granted proxies) to vote in favor of the Merger and against certain other matters.

         The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for as a purchase transaction by Media Metrix. Consummation of the Merger is subject to various conditions, including, among other things, receipt of the necessary approvals of the stockholders of both Jupiter and Media Metrix and certain regulatory approvals.

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

         Our revenues consist of Research Services, conferences and other revenues. For the six months ended June 30, 2000, Research Services represented approximately 57.8% of our total revenues. Jupiter Research Services is a combination of proprietary written analysis, supporting data and access to our analysts. We typically bill clients annually in advance and deliver the products and services over the term of the contract. We also produce a wide range of conferences which offer senior executives the opportunity to hear first-hand the insights of our analysts and the leading decision makers in the Internet and technology industries. Conference revenues consist of revenues from individual attendees, sponsors, which display their logo in our conference program and/or host a reception, and exhibitors, which receive a booth to promote their companies. For the six months ended June 30, 2000, conferences represented approximately 36.0% of our total revenues. Other revenues, which consist primarily of book-length studies, newsletters and custom research, represented approximately 6.2% of our total revenues for the three months ended June 30, 2000.

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

         We have experienced rapid growth since our organization, and particularly since our decision in late 1996 to focus our business on Research Services, formerly known as Strategic Planning Services or SPS. Between 1995 and 1999, our total revenues grew from $3.7 million to $38.1 million, a compound annual growth rate of 79.1%. For the six months ended June 30, 2000, our revenues of $24.8 million represented an increase of 202.4% over revenues of $8.2 million for the six months ended June 30, 1999. The number of our Jupiter Research Services contracts has increased from 654 as of June 30, 1999 to 1,270 as of June 30, 2000. Our total contract value has increased from $22.1 million on June 30, 1999 to $58.8 million on June 30, 2000. We believe that total contract value is a meaningful measure of the volume of our business. Total contract value represents the annualized value of all outstanding Research Services contracts without regard to the remaining duration of such contracts. Total contract value, however, does not necessarily correlate to deferred revenue. Deferred revenue represents unamortized revenue remaining on all outstanding and billed contracts. As of June 30, 2000, deferred revenue related to Research Services contracts totaled $28.1 million, which was 47.8% of our total contract value as of such date.

         To date, a substantial portion of expiring Research Services contracts have been renewed for an equal or higher amount. Approximately 73% of contracts expiring during the twelve months ended June 30, 2000 were renewed and approximately 95% of these contracts were renewed for an equal or larger dollar amount. With this high customer renewal rate, we believe we have a growing base of recurring revenues from our Research Services.

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

         We have incurred net losses each year since our formation. Our net loss was $613,000 in 1996, $2.3 million in 1997, $2.1 million in 1998 and $630,000 in
1999. We had a net profit of $3.0 million in the first six months of 2000 and, as of June 30, 2000, we had retained earnings of $1.7 million. The net profit in the first six months was due primarily to a $3.1 million after tax gain on the sale of our shares of Methodfive LLC in exchange for shares of Xceed, Inc. We expect to incur significant expenditures in the future associated with our domestic and international expansion strategies. In particular, we intend to continue to expand our research and sales personnel, and we intend to continue to invest in technology, leasehold improvements and the development of additional research practices and modules.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Revenues. Total revenues increased 206.0% to $25.7 million in the three months ended June 30, 2000, from $8.4 million in the three months ended June 30, 1999, and increased 197.9% to $42.9 million in the six months ended June 30, 2000 from $14.4 million in the six months ended June 30, 1999. Research Services revenues increased 187.4% to $13.6 million in the three months ended June 30, 2000 from $4.7 million in the three months ended June 30, 1999, and increased 203.7% to $24.8 million in the six months ended June 30, 2000 from $8.2 million in the six months ended June 30, 1999. The increases are attributable primarily to an increase in the number of Research Services contracts to 1,270 at June 30, 2000 from 654 at June 30, 1999 and an increase in average contract value to $46,300 at June 30, 2000 from $33,900 at June 30, 1999. These increases reflect an increase in the number of users at, and research services purchased by, our client companies. Total contract value increased to $58.8 million at June 30, 2000 from $22.1 million at June 30, 1999. The Research Services deferred revenue related to the contract value at June 30, 2000 and June 30, 1999 was $28.1 million and $11.5 million, respectively.

         Conference revenues increased 264.4% to $10.3 million in the three months ended June 30, 2000 from $2.8 million in the three months ended June 30, 1999, and increased 238.8% to $15.4 million in the six months ended June 30, 2000 from $4.6 million in the six months ended June 30, 1999. These revenues reflect the results of six conferences in the three months ended June 30, 2000 versus four conferences in the three months ended June 30, 1999, and ten conferences in the six months ended June 30, 2000 versus five conferences in the six months ended June 30, 1999. The increases are attributable to an increase in attendee, sponsor and exhibitor revenues and the production of three additional conferences in the six months ended June 30, 2000, two of which were staged by Net Market Makers.

         Other revenues increased 123.9% to $1.8 million in the three months ended June 30, 2000 from $828,000 in the three months ended June 30, 1999, and increased 58.8% to $2.7 million in the six months ended June 30, 2000 from $1.7 million in the six months ended June 30, 1999. These increases reflect our integration of Internet Research Group's core business of multiclient studies and custom consulting projects into our revenue, offset partially by our decision to discontinue the sale of newsletters.

         Cost of Services and Fulfillment. Cost of services and fulfillment increased 135.9% to $9.2 million in the three months ended June 30, 2000 from $3.9 million in the three months ended June 30, 1999, and increased 130.4% to $15.9 million in the six months ended June 30, 2000 from $6.9 million in the six months ended June 30, 1999. The increases in both periods are attributable to the overall growth of our business, in particular the increased research staffing for new and existing research practices, and the costs incurred in staging additional conferences in both periods. Gross margin increased to 64.2% in the three months ended June 30, 2000 from 53.6% in the three months ended June 30, 1999, and increased to 62.9% in the six months ended June 30, 2000 from 52.1% in the six months ended June 30, 1999 because the growth in our client base and new business exceeded the growth in the cost of providing our research services and conferences.

         Sales and Marketing. Sales and marketing expenses increased 165.2% to $6.0 million in the three months ended June 30, 2000 from $2.3 in the three months ended June 30, 1999, and increased 180.0% to $11.2 million in the six months ended June 30, 2000 from $4.0 million in the six months ended June 30, 1999. The increases are primarily attributable to an increased number of sales personnel and the corresponding commission costs associated with increased revenues, as well as increased promotional costs for our Research Services products. As a percentage of total revenues, these expenses decreased to 23.3% in the three months ended June 30, 2000 from 27.4% in the three months ended June 30, 1999, and to 26.1% in the six months ended June 30, 2000 from 27.8% in the six months ended June 30, 1999. The decreases are primarily attributable to the rate of growth in our conference revenues exceeding the rate of growth for corresponding sales and marketing costs.

         General and Administrative. General and administrative expenses increased 361.1% to $8.3 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999, and increased 297.1% to $13.5 million in the six months ended June 30, 2000 from $3.4 million in the six months ended June 30, 1999. The increases were primarily attributable to increased personnel for the finance, human resources and operations areas, increased leasehold costs for our new facility in New York, increased operating costs relating to our internal technology systems, higher costs for recruiting, retaining and training our staff, and higher costs for professional fees (primarily pertaining to the negotiation of a sales tax reduction benefit in connection with our new facility in New York). As a percentage of total revenues, these expenses increased to 32.3% in the three months ended June 30, 2000 from 21.4% in the three months ended June 30, 1999, and to 31.5% in the six months ended June 30, 2000 from 23.6% in the six months ended June 30, 2000. This increase reflects the fact that some of these expenses, such as personnel and leasehold costs, increased at a higher rate than our revenues.

         Amortization of intangibles and stock-based compensation. Amortization of intangibles and stock-based compensation increased 23,213% to $1.9 million in the three months ended June 30, 2000 from $8,000 in the three months ended June 30, 1999, and increased 15,553% to $2.3 million in the six months ended June 30, 2000 from $15,000 in the six months ended June 30, 1999. As a percentage of total revenues, these expenses increased to 7.3% in the three months ended June 30, 2000 from 0.1% in the three months ended June 30, 1999, and to 5.3% in the six months ended June 30, 2000 from 0.1% in the six months ended June 30, 1999. The increases are primarily attributable to amortization of goodwill related to the acquisitions of IRG and NMM, as well as acquisitions made in Sweden and Australia in 1999, and the acquisition of 45% of the Plug-In conference from our partners.

         Depreciation and Amortization. Depreciation and amortization expense increased 183.8% to $525,000 in the three months ended June 30, 2000 from $185,000 in the three months ended June 30, 1999, and increased 206.3% to $923,000 in the six months ended June 30, 2000 from $302,000 in the six months ended June 30, 1999. The increases are primarily attributable to increased investment in capital assets, such as leasehold improvements and IT infrastructure. As a percentage of total revenues, these expenses were essentially unchanged at 2.1% in the three and six months ended June 30, 2000 and June 30, 1999.

         Interest income. Interest income increased to $705,000 in the three months ended June 30, 2000 from $6,000 in the three months ended June 30, 1999, and to $1.6 million for the six months ended June 30, 2000 from $9,000 in the six months ended June 30, 1999. This increase was caused by the investment of the net proceeds from our initial public offering, all of which were invested in short-term, highly liquid investment-grade securities.

         Income tax expense. Income tax expense increased to $779,000 for the three months ended June 30, 2000 from $0 in the three months ended June 30, 1999, and increased to $3.6 million for the six months ended June 30, 2000 from $0 in the three months ended June 30, 1999. This increase was due primarily to a gain on the sale of our shares in Methodfive LLC in exchange for shares of Xceed, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through private placements of equity securities and the sale of common stock in our initial public offering. Net cash provided by operating activities increased to $9.3 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999, due principally to an increased level of business activity.

         Net cash used in investing activities increased to $40.5 million for the six months ended June 30, 2000 from $2.3 million for the six months ended June 30, 1999 due principally to our acquisition of NMM, investments in other private entities and investments made in investment-grade securities. In addition, we increased capital expenditures for leasehold improvements, other computer hardware and capitalizable software.

         Net cash used in financing activities increased to $1.1 million for the six months ended June 30, 2000 versus net cash used in financing activities of $375,000 for the six months ended June 30, 1999. The increase was due to the early repayment of one promissory note in its entirety and early repayment of a portion of a second promissory note, partially offset by the proceeds from the issuance of shares via our Employee Stock Purchase Plan.

         As of June 30, 2000, we had $24.9 million in cash and cash equivalents, and $18.8 million invested in highly liquid investment-grade securities. As of June 30, 2000, $26.3 million in net proceeds from our initial public offering had been utilized in the acquisition of IRG and other corporate investments.

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

EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 1999 and the first six months of 2000, inflation has not had a significant impact on our results of operations.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE MAY BE UNABLE TO ATTRACT AND RETAIN EXPERIENCED PERSONNEL.

     Our success depends in large part on the continued contributions of our senior management team, research analysts and sales representatives and therefore, on our ability to retain our existing management, research analysts and sales representatives and to increase the number of new research analysts and sales representatives that we have. As of June 30, 2000, we had 68 research analysts and 107 sales representatives. We expect to increase our hiring of research analysts and sales representatives significantly in the next few years. We face intense competition in hiring and retaining personnel from, among others, technology and Internet companies, market research and consulting firms, print and electronic publishing companies and financial services companies. Many of these firms have substantially greater financial resources than we do to attract and retain qualified personnel from a limited pool of attractive candidates. In addition, some people that we may attempt to hire could be subject to non-competition agreements that could impede our recruitment efforts.

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

     The anticipated future growth of our business will place a significant strain on our managerial, operational and financial resources. We had 142 employees at December 31, 1998, 270 employees at December 31, 1999 and 425 employees at June 30, 2000. We anticipate hiring a substantial number of research analysts, sales representatives and other employees in the foreseeable future to expand our product and service offerings and to expand our sales of such products and services. We may also continue to open additional offices in foreign countries. For example, we recently opened offices in Munich, Germany, Tokyo, Japan and Sydney, Australia. Furthermore, we recently signed a lease for a new facility in New York City where we plan to consolidate our current locations in New York City as well as provide for future growth. As we expand, we expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures. In addition, as we expand we will also need to increase our employee training efforts. If we are unable to manage our growth effectively, our business and financial results may suffer.

WE HAVE ONLY RECENTLY INTRODUCED MANY OF OUR PRODUCTS AND SERVICES.

     We have recently launched many of the Research Services that we offer. As a result, we have a limited operating history upon which you can evaluate our business and the products and services that we offer including the products and services offered by our subsidiaries, Internet Research Group and Net Market Markers. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets such as ours. Many of these risks and uncertainties are discussed elsewhere in this section. We may not be successful in addressing these risks and uncertainties.

WE HAVE A HISTORY OF ANNUAL NET LOSSES WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE.

     We have incurred substantial costs to create, market and distribute our products and services, to retain qualified personnel, including management, research analysts and sales representatives, and to grow our business. As a result, we incurred net losses of approximately $2.1 million in 1998 and $630,000 in 1999. As a percent of total revenues, our net losses equaled 14.5% in 1998 and 1.7% in 1999.

     We intend to invest heavily in new products and services, leasehold and technology improvements, new research and sales personnel and international expansion. Because of this, we will need to achieve significant revenue increases to achieve and maintain profitability. The number of clients for our research products and services, as well as the number of attendees to our conferences, may grow more slowly than we anticipate or may even decrease in the future. In addition, although we recorded net income of approximately $3.0 million in the first six months of 2000, substantially all of which was attributable to a non-recurring gain from the sale of an investment, we may not sustain or increase our profits on a quarterly or annual basis in the future.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS.

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

     These factors could affect our quarterly as well as long-term financial results. In particular, changes in the demand for our products, competition or the levels of attendance at our Internet conferences each could have both short-term and long-term adverse effects on our business.

     Our revenues, expenses and operating results may also fluctuate significantly in the future as a result of our business decisions. These decisions include, among others:

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

OUR REVENUES ARE SUBSTANTIALLY DEPENDENT ON THE SALE OF OUR RESEARCH SERVICES.

     Our business and financial results are dependent on our ability to attract and retain clients for our Research Services. In addition, our business model assumes that we will be able to increase the level of research sales over time to our existing clients. Revenues from the sale of Research Services, as a percentage of our total revenues, were 41.9% in 1998, 60.7% in 1999 and 57.8% in the first six months of 2000. Our ability to acquire and retain Research Services clients and our ability to increase sales to existing clients is subject to a number of risks, including the following:

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT ATTENDEES, SPONSORS AND EXHIBITORS TO OUR CONFERENCES.

     Our business and financial results depend in part on our ability to attract attendees, sponsors and exhibitors to our growing number of conferences. Revenues from conferences, as a percentage of our total revenues, were 33.2% in 1998, 29.6% in 1999 and 36.0% in the first six months of 2000. We may not be able to select topics for our conferences that potential attendees, sponsors and exhibitors will find timely and interesting. We also cannot assure you that our competitors will not produce conferences on similar topics or that we will continue to be able to attract prominent industry leaders to participate in our conferences. If we are unable to produce compelling events, if we face increased competition for our conferences or if we are unable to attract prominent speakers, the growth of our conference business will be hindered. Our business and financial results may also suffer if we are forced to cancel any conferences as a result of inclement weather or some other unexpected event.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE OR INTEGRATE ACQUISITIONS OF OTHER COMPANIES, SERVICES OR PRODUCTS.

     We have limited experience in acquiring other companies, services or products. Although we have no present agreement other than an agreement to merge with Media Metrix, Inc., we may make other acquisitions in the future. However, we may not be able to complete future acquisitions successfully or to integrate an acquired entity with our current business. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty assimilating the acquired services or products. These difficulties could disrupt our current business, distract our management and employees, increase our expenses and adversely affect our financial results. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing shareholders' interests.

OUR BUSINESS MAY SUFFER IF WE PROVE UNABLE TO ANTICIPATE MARKET TRENDS OR IF WE FAIL TO PROVIDE INFORMATION THAT IS USEFUL TO OUR CLIENTS.

     Our success depends in large part on our ability to anticipate, research and analyze rapidly changing technologies and industries and on our ability to provide this information in a timely and cost-effective manner. If we are unable to continue to provide credible and reliable information that is useful to companies engaged in online commerce or to provide this information in a timely manner, our business and financial results may suffer.

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

     We may not be able to compete successfully against current or future competitors, and the competitive pressures that we face may cause our business and financial results to suffer. Our principal current competitor is Forrester Research, Inc. In 1999, Gartner Group, Inc., a large holder of our common stock, began competing directly in providing research products related to Internet commerce. Although Gartner Group has not been actively involved in our day-to-day operations since it first invested in us in October 1997, we have provided it with select confidential and proprietary data. As a result, Gartner Group could use this confidential and proprietary data in developing and marketing competing products and services. A number of other companies compete with us in providing research and analysis related to a specific industry or geographic area. In addition, our competitors include information technology research firms, business consulting and accounting firms, electronic and print publishing companies and equity analysts employed by financial services companies.

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

     Our current and potential competitors include companies that may have greater financial, information gathering and marketing resources than we have. This may allow them to devote greater resources than we can to the promotion of their brand and to the development and sale of their products and services. We may not be able to compete successfully against current and future competitors.

WE COULD FACE ADDITIONAL RISKS AND CHALLENGES IF WE CONTINUE TO EXPAND INTERNATIONALLY.

     Our business plan calls for accelerated international growth. For example, we recently opened offices in Munich, Germany, Tokyo, Japan, and Sydney, Australia. Expansion into new geographic territories requires considerable management and financial resources and may negatively impact our near-term results of operations.

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

     We also rely on local distributors in various countries, including Singapore, Brazil, China, Taiwan, South Korea and Israel, to distribute our Research Services. If any of these distribution arrangements are terminated, we may not be able to replace the terminated arrangement with an equally beneficial arrangement. We also intend to enter into additional distribution arrangements in other countries but we may not be able to do so on acceptable terms. Our receipt of revenues from these distribution arrangements may also be dependent on factors which are beyond our control, including the efforts of the distributors.

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

WE FACE POTENTIAL LIABILITY FOR INFORMATION THAT WE PUBLISH, PROVIDE AT CONFERENCES OR DISSEMINATE THROUGH OUR RESEARCH ANALYSTS.

     As a publisher and distributor of original research, market projections and trend analyses, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement or other legal theories based on the nature, publication or distribution of this information. Claims of this kind, whether brought in the United States or abroad, would likely divert management time and attention and result in significant cost to investigate and defend, regardless of the merit of any of these claims. The filing of any claims of this kind may also damage our reputation as a high-quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our products and services. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims.

DISRUPTION OF OUR WEB SITE DUE TO SECURITY BREACHES AND SYSTEM FAILURES COULD HARM OUR BUSINESS AND RESULT IN CLIENT CANCELLATIONS.

     Our infrastructure and the infrastructure of our service providers are vulnerable to security breaches, computer viruses or similar disruptive problems. These systems are also subject to telecommunications failures, power loss and various other system failures. Any of these occurrences, whether intentional or accidental, could lead to interruptions or disruptions in the general operation of our business. In addition, any of these occurrences could also lead to interruptions, delays or cessation of operation of our Web site, which provides access to and distribution of many of our research products and services. For example, many of our Research Services clients pay us so that their employees can read our research solely on our Web site. As a result, providing unimpeded access to our Web site is critical to servicing our clients and providing superior customer service. Our inability to provide continuous access to our Web site could cause some of our clients to discontinue purchasing our research products and services, prevent or deter some people from purchasing our research products and services and harm our business reputation.

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

WE MAT NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

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

OUR DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER US.

     As of July 31, 2000, our officers, directors and existing stockholders who owned greater than 5% of our outstanding common stock, and entities affiliated with them, in the aggregate, beneficially owned approximately 35.5% of our outstanding common stock. These stockholders acting together may be able to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or other business combination.

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

OUR STOCK HAS EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, PRICE AND VOLUME FLUCTUATIONS.

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the market prices of the securities of Internet-related companies have been especially volatile. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of our common stock regardless of our actual operating performance. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. Any securities class action litigation could result in substantial costs and divert the attention and resources of our management.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Changes in Securities:

         None.

     (b) Recent Sales of Unregistered Securities:

         In April 2000, we issued an aggregate of 274,680 shares of common stock in exchange for all the outstanding capital stock of Net Market Makers.

     (c) Use of Proceeds:

         The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-84175) and relating to our initial public offering of common stock, was October 7, 1999. A total of 3,258,750 shares of our common stock were sold by us to an underwriting syndicate. The managing underwriters were Donaldson, Lufkin & Jenrette, Deutsche Banc Alex. Brown, Thomas Weisel Partners LLC and DLJdirect Inc. The offering commenced on October 8, 1999 at an initial public offering price of $21.00 per share. The closing of the offering was held on October 14, 1999. The initial public offering resulted in gross proceeds to us of approximately $68.4 million, approximately $4.8 million of which was applied to the underwriting discount and approximately $1.1 million of which was applied to related expenses. As a result, net proceeds of the offering to us were approximately $62.5 million. None of our net proceeds of the offering were paid by us, directly or indirectly, to any of our directors, officers or general partners or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any or our affiliates. Through June 30, 2000, the Company estimates that approximately $26.3 million of the proceeds had been utilized, principally due to the acquisition of NMM and investments in other private entities. The remaining proceeds were invested in short-term, highly liquid investment grade securities.



ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our 2000 Annual Meeting of Stockholders on June 16, 2000. At that meeting, the stockholders approved the following proposals: (i) the election of Kurt Abrahamson to the class of directors whose term expires in 2003 and (ii) the ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2000. In connection with the election of Kurt Abrahamson, there were 11,779,978 votes cast for his election and 11,204 votes withheld. The remainder of the board of directors remains as previously reported. There were 11,789,082 votes cast for, 1,205 votes cast against, and 835 absentees in connection with the ratification of the appointment of KPMG LLP as independent auditors.

ITEM 5.    OTHER INFORMATION.

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed as part of this report:

     EXHIBIT
     NUMBER                 DESCRIPTION
[S]               [C]
       2.1        Agreement and Plan of Merger, dated as of June 26, 2000, among
                  Media Metrix, Inc., MMX Acquisition Corp. and us.

      27.1        Financial Data Schedule

     (b) Current Reports on Form 8-K

We filed a Current Report on Form 8-K, Item 2, on April 25, 2000 announcing the consummation of our acquisition of Net Market Makers. We amended this report with the Current Report on Form 8-K/A, filed on May 15, 2000, to include Item 7(a), the Financial Statements of Business Acquired and Item 7(b), the Pro Forma Financial Information.

We filed a Current Report on Form 8-K, Item 5, on June 27, 2000 announcing the execution of an Agreement and Plan of Merger with Media Metrix, Inc., pursuant to which a wholly owned subsidiary of Media Metrix will merge with and into us, and we will become a wholly owned subsidiary of Media Metrix.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 2000

                           JUPITER COMMUNICATIONS, INC.

                           /s/ JEAN K. ROBINSON
                           ----------------------------------------------------
                           Name:    Jean K. Robinson
                           Title:   Chief Financial Officer
                                    (principal financial and accounting officer)

                                EXHIBIT INDEX


                  Number                Description
                  ------                -----------
                     2.1                Agreement and Plan of Merger, dated as
                                        of June 26, 2000, among Media Metrix,
                                        Inc., MMX Acquisition Corp. and Jupiter
                                        Communications, Inc.

                    27.1                Financial Data Schedule